Form 10-Q
period 1997-06-30
CCPR SERVICES INC
filed 1997-08-13
CIK 1038374

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


Commission File No.                333-26055
                   -------------------------------------------------------------

                              CCPR SERVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     13-3120943
---------------------------------         --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


110 E. 59th Street, New York, New York                       10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (212) 906-8481
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                    -----    -----

The number of shares outstanding of the issuer's common stock as of June 30, 1997 was 1,000.

                              CCPR Services, Inc.

                                     Index


PART I.  FINANCIAL INFORMATION                                             Page
------------------------------                                             ----
Item 1.  Financial Statements


         Condensed Balance Sheets-
         June 30, 1997 and December 31, 1996.................................2

         Condensed Statements of Operations-
         Three and six months ended June 30, 1997 and 1996...................3

         Condensed Statement of Shareholder's Equity -
         Six months ended June 30, 1997......................................4

         Condensed Statements of Cash Flows-
         Six months ended June 30, 1997 and 1996.............................5

         Notes to Condensed Financial Statements.............................6


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..................................8

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K....................................11

SIGNATURES...................................................................12
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CCPR Services, Inc.

                           Condensed Balance Sheets

                                                                                      June 30,          December 31,
                                                                                        1997               1996
                                                                              --------------------------------------
                                                                                    (Unaudited)         (see note)
Assets
Current assets:
   Cash and cash equivalents                                                   $     1,951,000      $    1,919,000
   Marketable securities                                                               210,000           5,917,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $3,130,000 (1997) and $3,472,000 (1996)                            20,683,000          18,553,000
   Due from affiliates                                                              23,110,000          20,160,000
   Equipment inventory                                                               5,616,000           2,292,000
   Prepaid expenses                                                                  5,522,000           2,130,000
                                                                              --------------------------------------
Total current assets                                                                57,092,000          50,971,000

Property, plant and equipment, net                                                 111,620,000          89,912,000

Investment in San Juan Cellular Telephone Company                                  100,503,000          21,401,000

Deferred financing costs, net of accumulated
   amortization of $256,000 (1997) and $1,065,000 (1996)                             6,049,000           4,118,000

Other assets, net of accumulated amortization
   of $964,000 (1997) and $474,000 (1996)                                            1,153,000             866,000
                                                                              --------------------------------------
Total assets                                                                   $   276,417,000      $  167,268,000
                                                                              ======================================

Liabilities and shareholder's equity
Current liabilities:
   Accounts payable                                                            $    13,495,000      $    6,703,000
   Accrued expenses                                                                 22,051,000          10,238,000
   Due to affiliates                                                                24,492,000          26,122,000
   Deferred revenue                                                                  2,459,000           2,454,000
                                                                              --------------------------------------
Total current liabilities                                                           62,497,000          45,517,000

Long-term debt                                                                     200,000,000         115,000,000
Obligation under capital lease                                                       9,595,000                   -
Commitments and contingent liabilities

Shareholder's equity:
   Common stock, $1 par value:
   authorized, issued and outstanding -1,000 shares                                      1,000               1,000
   Additional paid-in capital                                                        5,258,000           5,258,000
   Retained earnings (deficit)                                                        (934,000)          1,492,000
                                                                              --------------------------------------
Total shareholder's equity                                                           4,325,000           6,751,000
                                                                              --------------------------------------
Total liabilities and shareholder's equity                                     $   276,417,000      $  167,268,000
                                                                              ======================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                               CCPR Services, Inc.

                 Condensed Statements of Operations (Unaudited)

                                                       Three Months Ended                      Six Months Ended
                                                             June 30                                June 30
                                               ------------------------------------   ------------------------------------
                                                      1997              1996                1997              1996
                                               ------------------------------------   ------------------------------------
Revenues:
    Administrative and capital usage fees
       charged to affiliates                      $ 10,032,000       $  6,255,000      $   18,644,000    $   12,151,000


Depreciation and amortization                        4,710,000          3,149,000           8,876,000         6,119,000
                                               ------------------------------------   ------------------------------------
Operating income                                     5,322,000          3,106,000           9,768,000         6,032,000

Other income (expense):
    Intercompany interest income                       181,000            204,000             350,000           398,000
    Interest and other income (expense)                (72,000)           111,000             (36,000)          168,000
    Interest expense                                (5,075,000)        (1,678,000)         (9,058,000)       (3,410,000)
    Equity in net income of San Juan Cellular
      Telephone Company                                 74,000             58,000             209,000           112,000
                                               ------------------------------------   ------------------------------------
Income before income taxes and extraordinary
    item                                               430,000          1,801,000           1,233,000         3,300,000
Provision for income taxes                            (151,000)          (134,000)           (333,000)         (221,000)
                                               ------------------------------------   ------------------------------------
Income before extraordinary item                       279,000          1,667,000             900,000         3,079,000
Loss from early extinguishment of debt,
    net of income tax benefit of $742,000              426,000                 --          (3,326,000)               --
                                               ------------------------------------   ------------------------------------

Net income (loss)                                $     705,000       $  1,667,000       $  (2,426,000)    $   3,079,000
                                               ====================================   ====================================

See accompanying notes.

                               CCPR Services, Inc.

             Condensed Statement of Shareholder's Equity (Unaudited)


                                         -----------------------------------------------------------------------------
                                                               Additional           Retained
                                              Common            Paid-In             Earnings
                                              Stock             Capital             (Deficit)              Total
                                         ---------------- ------------------- ------------------- --------------------
Balance at December 31, 1996                 $  1,000         $  5,258,000        $  1,492,000         $  6,751,000

Net loss for the six months
     ended June 30, 1997                                                            (2,426,000)          (2,426,000)
                                         ---------------- ------------------- ------------------- --------------------

Balance at June 30, 1997                     $  1,000         $  5,258,000          $ (934,000)        $  4,325,000
                                         ================ =================== =================== ====================

See accompanying notes.

                               CCPR Services, Inc.

                 Condensed Statements of Cash Flows (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30
                                                                    -----------------------------------------
                                                                            1997                 1996
                                                                    -----------------------------------------
Net cash provided by operating activities                               $   10,695,000         $  1,545,000

Investing activities
Proceeds from maturities of marketable securities                            5,707,000                    -
Purchase of San Juan Cellular Telephone Company interest                   (80,000,000)             (56,000)
Acquisition of property, plant and equipment                               (15,280,000)         (10,895,000)
Proceeds from sale of equipment                                                215,000                    -
                                                                    -----------------------------------------
Net cash used in investing activities                                      (89,358,000)         (10,951,000)

Financing activities
Additional deferred financing costs                                                  -              (22,000)
Proceeds from borrowings                                                             -            5,000,000
Proceeds from issuance of Notes, net of financing costs                    193,695,000                    -
Repayment of bank loan                                                    (115,000,000)                   -
                                                                    -----------------------------------------
Net cash provided by financing activities                                   78,695,000            4,978,000
                                                                    -----------------------------------------

Net increase (decrease) in cash and cash equivalents                            32,000           (4,428,000)

Cash and cash equivalents at beginning of period                             1,919,000            6,968,000
                                                                    -----------------------------------------

Cash and cash equivalents at end of period                              $    1,951,000        $   2,540,000
                                                                    =========================================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest exclusive of
        amounts capitalized                                             $    2,403,000        $  2,624,000
     Income taxes paid                                                          67,000             141,000

Supplemental schedule of non cash investing activities:
    Liability to parent company incurred in connection
       with acquisition of San Juan Cellular Telephone Company
       interest                                                         $            -        $ 21,536,000
    Capital lease obligation incurred to acquire office building             9,922,000                   -
    Liabilities incurred to acquire property,
       plant and equipment                                                   6,260,000           4,451,000

See accompanying notes

                               CCPR Services, Inc.

               Notes to Condensed Financial Statements (Unaudited)

                                  June 30, 1997

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4, Registration No. 333-26055.

Note B - Investment in San Juan Cellular Telephone Company

In January 1997, CCPR Services, Inc. ("Services") acquired a 21% interest in the San Juan Cellular Telephone Company from its parent company, Cellular Communications of Puerto Rico, Inc. ("CCPR"), in exchange for cash of $80,000,000.

The excess of the cost over Services' portion of the San Juan Cellular Telephone Company's equity is being amortized. Accumulated amortization was $1,602,000 at June 30, 1997 and $495,000 at December 31, 1996.

Note C - Property, Plant and Equipment

Property, plant and equipment consists of:

                                                                      June 30,               December 31,
                                                                        1997                      1996
                                                                -------------------------------------------
                                                                     (Unaudited)
         Land                                                       $    1,928,000        $    1,928,000
         Office building                                                 9,922,000                     -
         Operating equipment                                           100,733,000            90,337,000
         Office furniture and other equipment                           19,621,000            15,408,000
         Rental equipment                                                  897,000               712,000
         Construction in progress                                       20,929,000            17,644,000
                                                                -------------------------------------------
                                                                       154,030,000           126,029,000
         Accumulated depreciation                                      (42,410,000)          (36,117,000)
                                                                -------------------------------------------
                                                                    $  111,620,000         $  89,912,000
                                                                ===========================================

In 1997, the Company entered into a lease for office space through 2012 which is classified as a capital lease for financial reporting purposes. Accordingly, an asset of $9,922,000 has been recorded. As of June 30, 1997, the total minimum lease payments were $18,809,000, the estimated amount representing interest was $8,955,000 and the present value of net minimum lease payments was $9,854,000. This amount includes $259,000 current portion and $9,595,000 long-term obligation under capital lease.

                               CCPR Services, Inc.

Note D - Accrued Expenses

Accrued expenses consist of:

                                                                           June 30,             December 31
                                                                             1997                  1996
                                                                    --------------------------------------------
                                                                          (Unaudited)
         Accrued franchise, property and income taxes                 $      3,152,000          $    2,874,000
         Interest payable                                                    8,333,000               1,678,000
         Other                                                              10,566,000               5,686,000
                                                                    --------------------------------------------
                                                                       $    22,051,000           $  10,238,000
                                                                    ============================================

Note E - Long-Term Debt

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,695,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR. Services and CCPR used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan.

In connection with the repayment of the bank loan, Services recorded an extraordinary loss of $4,068,000 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually commencing on August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to Services, CCPR and certain subsidiaries of CCPR that limit their ability to, among other things, (i) incur additional indebteness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

Note F - Commitments and Contingent Liabilities

As of June 30, 1997, Services was committed to purchase cellular network and other equipment and construction services of approximately $7,400,000. In addition, as of June 30, 1997, Services had commitments to purchase cellular telephones, pagers and accessories of approximately $1,500,000.

Services is involved in various disputes, arising in the ordinary course of business, which may result in pending or threatened litigation. Services management expects no material adverse effect on Services' financial condition to result from these matters.

                              CCPR Services, Inc.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


CCPR Services, Inc. ("Services") operates and manages Cellular Communications of Puerto Rico, Inc.'s ("CCPR") (a wholly owned subsidiary of CoreComm Incorporated) Puerto Rico cellular system on behalf of each of CCPR's operating subsidiaries. Services charges an administrative fee based on revenues generated in the Puerto Rico cellular system and a capital usage fee which is the recovery of Sevices' capital costs. The following information does not purport to be indicative of results that may occur in the future.

                             RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

Administrative and capital usage fees charged to affiliates increased to $10,032,000 from $6,255,000 as a result of increases in revenues and capital costs in CCPR's Puerto Rico cellular system.

Depreciation and amortization increased to $4,710,000 from $3,149,000 primarily because of an increase in property, plant and equipment.

Interest expense increased to $5,075,000 from $1,678,000 as a result of the increase in long-term debt at a higher effective interest rate.

Equity in net income of San Juan Cellular Telephone Company increased to $74,000 from $58,000 as a result of the acquisition of an additional 21% ownership interest in the partnership in January 1997.

The provision for income taxes, net of income tax benefit of $426,000 from the loss from the early extinguishment of debt, changed to a benefit of $275,000 from a provision of $134,000 as a result of the federal income tax benefit of the tax sharing agreement with CCPR beginning in 1997.

Six Months Ended June 30, 1997 and 1996
---------------------------------------

Administrative and capital usage fees charged to affiliates increased to $18,644,000 from $12,151,000 as a result of increases in revenues and capital costs in CCPR's Puerto Rico cellular system.

Depreciation and amortization increased to $8,876,000 from $6,119,000 primarily because of an increase in property, plant and equipment.

                              CCPR Services, Inc.


Interest expense increased to $9,058,000 from $3,410,000 as a result of the increase in long-term debt at a higher effective interest rate during the first quarter of 1997.

Equity in net income of San Juan Cellular Telephone Company increased to $209,000 from $112,000 as a result of the acquisition of an additional 21% ownership interest in the partnership in January 1997.

The provision for income taxes, net of income tax benefit of $742,000 from the loss from the early extinguishment of debt, changed to a benefit of $409,000 from a provision of $221,000 as a result of the federal income tax benefit of the tax sharing agreement with CCPR beginning in 1997.

In connection with the repayment of the bank loan, Services recorded an extraordinary loss of $4,068,000 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.


                        LIQUIDITY AND CAPITAL RESOURCES

Services requires capital to expand CCPR's Puerto Rico cellular system and for debt service. Services is currently adding cell sites and increasing capacity throughout Puerto Rico on behalf of CCPR's operating subsidiaries. Services expects to use approximately $23,000,000 in the remainder of 1997 for contemplated additions to the Puerto Rico cellular system and for other non-cell site related capital expenditures. Services' commitments at June 30, 1997 of $7,400,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. Services expects to be able to meet these requirements with cash from operations.

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,695,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR. Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. In addition, Services made a cash payment to CCPR of $80,000,000 in exchange for a 21% interest in the San Juan Cellular Telephone Company.

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually commencing August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to Services, CCPR and

                              CCPR Services, Inc.


certain subsidiaries of CCPR that limit their ability to, among other things,
(i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

Cash provided by operating activities was $10,695,000 and $1,545,000 for the six months ended June 30, 1997 and 1996, respectively, an increase of $9,150,000. Purchases of property, plant and equipment of $15,280,000 in 1997 were primarily for additional cell sites and increased capacity in the Puerto Rico cellular and paging systems.

The allowance for doubtful accounts was $3,130,000 as of June 30, 1997 and $3,472,000 as of December 31, 1996. Write-offs net of recoveries as a percentage of service revenues of affiliates was 6.4% for the six months ended June 30, 1997 compared to 6.0% for the year ended December 31, 1996. This percentage increased because Services has attracted and continues to attract new segments of the market. Services continued to attempt to reduce this percentage by improving credit procedures and instituting innovative forms of payment such as prepaid billing.

                              CCPR Services, Inc.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              27. Financial Data Schedule

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CCPR SERVICES, INC.



Date: August 8, 1997                       By: /s/ J. Barclay Knapp
                                              -------------------------
                                              J. Barclay Knapp
                                              President



Date: August 8, 1997                       By: /s/ Gregg Gorelick
                                              --------------------------
                                              Gregg Gorelick
                                              Vice President-Controller
                                              (Principal Accounting Officer)