Form 10-Q
period 1997-09-30
CCPR SERVICES INC
filed 1997-11-13
CIK 1038374

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


Commission File No.         333-26055
                   -------------------------------------------------------------


                              CCPR SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                           13-3120943
---------------------------------------------         --------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
 or organization)                                            Identification No.)



110 E. 59/th/ Street, New York, New York                         10022
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

                            Yes     X     No  ______
                                 -----

The number of shares outstanding of the issuer's common stock as of September 30, 1997 was 1,000.

                              CCPR Services, Inc.

                                     Index



PART I.  FINANCIAL INFORMATION                                          Page
------------------------------                                          ----

Item 1.  Financial Statements


         Condensed Balance Sheets-
         September 30, 1997 and December 31, 1996......................  2

         Condensed Statements of Operations-
         Three and nine months ended September 30, 1997 and 1996.......  3

         Condensed Statement of Shareholder's Equity -
         Nine months ended September 30, 1997..........................  4

         Condensed Statements of Cash Flows-
         Nine months ended September 30, 1997 and 1996.................  5

         Notes to Condensed Financial Statements.......................  6


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition............................  9

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K..............................  12

SIGNATURES.............................................................  13
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CCPR Services, Inc.

                            Condensed Balance Sheets

                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                             1997                    1996
                                                                  -----------------------------------------------
                                                                         (Unaudited)              (see note)
ASSETS
Current assets:
          Cash and cash equivalents                                          $          -            $  1,919,000
          Marketable securities                                                         -               5,917,000
          Accounts receivable - trade, less allowance for doubtful
          accounts of $2,487,000 (1997) and $3,472,000 (1996)                  19,278,000              18,553,000
          Due from affiliates                                                  24,082,000              20,160,000
          Equipment inventory                                                   3,913,000               2,292,000
          Prepaid expenses                                                      4,059,000               2,130,000
                                                                          ---------------         ---------------
Total current assets                                                           51,332,000              50,971,000

Property, plant and equipment, net                                            118,833,000              89,912,000

Investment in San Juan Cellular Telephone Company                              99,309,000              21,401,000

Deferred financing costs, net of accumulated
          amortization of $414,000 (1997) and $1,065,000 (1996)                 6,376,000               4,118,000

Other assets, net of accumulated amortization
          of $1,181,000 (1997) and $474,000 (1996)                                991,000                 866,000
                                                                          ---------------         ---------------
Total assets                                                                 $276,841,000            $167,268,000
                                                                          ===============         ===============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
          Cash overdraft                                                     $  1,035,000            $          -
          Accounts payable                                                      8,069,000               6,703,000
          Accrued expenses                                                     16,224,000              10,238,000
          Due to affiliates                                                    35,627,000              26,122,000
          Deferred revenue                                                      2,270,000               2,454,000
                                                                          ---------------         ---------------
Total current liabilities                                                      63,225,000              45,517,000

Long-term debt                                                                200,000,000             115,000,000
Obligation under capital lease                                                  9,526,000                       -
Commitments and contingent liabilities

Shareholder's equity:
          Common stock, $1 par value:
          authorized, issued and outstanding -1,000 shares                          1,000                   1,000
          Additional paid-in capital                                            5,258,000               5,258,000
          Retained earnings (deficit)                                          (1,169,000)              1,492,000
                                                                          ---------------         ---------------
Total shareholder's equity                                                      4,090,000               6,751,000
                                                                          ---------------         ---------------
Total liabilities and shareholder's equity                                   $276,841,000            $167,268,000
                                                                          ===============         ===============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                              CCPR Services, Inc.

                 Condensed Statements of Operations (Unaudited)


                                                        THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                           SEPTEMBER 30                              SEPTEMBER 30
                                              ------------------------------------     -------------------------------------
                                                      1997               1996                  1997               1996
                                              ------------------------------------     -------------------------------------
REVENUES:
  Administrative and capital usage fees
   charged to affiliates                             $10,513,000       $ 7,118,000           $ 29,157,000        $19,269,000

Depreciation and amortization                          5,339,000         3,332,000             14,215,000          9,451,000
                                              ------------------------------------     -------------------------------------
Operating income                                       5,174,000         3,786,000             14,942,000          9,818,000

OTHER INCOME (EXPENSE):
  Intercompany interest income                           202,000           181,000                552,000            579,000
  Interest and other income (expense)                    (18,000)          100,000                (54,000)           268,000
  Interest expense                                    (5,199,000)       (2,150,000)           (14,257,000)        (5,560,000)
  Equity in net income (loss)  of San Juan
   Cellular Telephone Company                           (558,000)          134,000               (349,000)           246,000

                                              ------------------------------------     -------------------------------------
Income (loss) before income taxes and
 extraordinary item                                     (399,000)        2,051,000                834,000          5,351,000

Provision for income taxes                              (223,000)         (178,000)              (556,000)          (399,000)
                                              ------------------------------------     -------------------------------------
Income (loss) before extraordinary item                 (622,000)        1,873,000                278,000          4,952,000
Loss from early extinguishment of debt,
  net of income tax benefit of $1,129,000                387,000                 -             (2,939,000)                 -
                                              ------------------------------------     -------------------------------------

Net income (loss)                                    $  (235,000)      $ 1,873,000           $ (2,661,000)       $ 4,952,000
                                              ====================================     =====================================



See accompanying notes.

                              CCPR Services, Inc.

            Condensed Statement of Shareholder's Equity (Unaudited)



                              ------------------------------------------------------------------------
                                                   Additional         Retained
                                    Common          Paid-In           Earnings
                                    Stock           Capital           (Deficit)            Total
                              ------------------------------------------------------------------------
Balance at December 31, 1996            $1,000        $5,258,000       $ 1,492,000         $ 6,751,000

Net loss for the nine months
 ended September 30, 1997                                               (2,661,000)         (2,661,000)
                              ------------------------------------------------------------------------
Balance at September 30, 1997           $1,000        $5,258,000       $(1,169,000)        $ 4,090,000
                              ========================================================================



See accompanying notes.

                               CCPR Services, Inc.

                 Condensed Statements of Cash Flows (Unaudited)


                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                        -----------------------------------------
                                                                 1997                  1996
                                                        -----------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            $   9,960,000        $(27,884,000)

INVESTING ACTIVITIES
Purchase of marketable securities                                          -          (1,235,000)
Proceeds from maturities of marketable securities                  5,917,000           1,028,000
Purchase of San Juan Cellular Telephone Company
  interest                                                       (80,000,000)            (56,000)
Purchase of property, plant and equipment                        (30,450,000)        (18,294,000)
                                                          ---------------------------------------
Net cash (used in) investing activities                         (104,533,000)        (18,557,000)

FINANCING ACTIVITIES
Due to Cellular Communications of Puerto Rico, Inc.               13,056,000                   -
Additional deferred financing costs                                        -             (22,000)
Proceeds from borrowings                                                   -          47,000,000
Principal payments of capital lease obligation                      (131,000)                  -
Proceeds from issuance of Notes, net of financing
  costs                                                          193,694,000                   -
Repayment of bank loan                                          (115,000,000)                  -
                                                          --------------------------------------
Net cash provided by financing activities                         91,619,000          46,978,000
                                                          ---------------------------------------

Net increase (decrease) in cash and cash equivalents              (2,954,000)            537,000

Cash and cash equivalents at beginning of period                   1,919,000           6,968,000
                                                          ---------------------------------------

Cash and cash equivalents at end of period                     $  (1,035,000)       $  7,505,000
                                                           ======================================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest
  exclusive of amounts capitalized                             $  12,602,000        $  4,100,000
Income taxes paid                                                    226,000             198,000

Supplemental schedule of non cash investing  activities:
Liability to parent company incurred in
 connection with acquisition of San Juan Cellular
 Telephone Company interest                                    $           -        $ 21,536,000
Capital lease obligation incurred to acquire office
 building                                                          9,922,000                   -
Liabilities incurred to acquire property,
 plant and equipment                                               2,363,000           4,885,000


See accompanying notes

                              CCPR Services, Inc.
              Notes to Condensed Financial Statements (Unaudited)
                               September 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4, Registration No. 333-26055.

NOTE B - INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY

The investment in San Juan Cellular Telephone Company consists of the following:

                                                        SEPTEMBER 30,        DECEMBER 31,
                                                            1997                 1996
                                                   ----------------------------------------
                                                        (Unaudited)
Purchase of San Juan Cellular Telephone Company
 interests                                                 $101,592,000         $21,592,000
Equity in accumulated net income (loss)                         (45,000)            304,000
                                                   ----------------------------------------
                                                            101,547,000          21,896,000
Accumulated amortization                                     (2,238,000)           (495,000)
                                                   ----------------------------------------
                                                           $ 99,309,000         $21,401,000
                                                   ========================================

In January 1997, CCPR Services, Inc. ("Services") acquired a 21% interest in the San Juan Cellular Telephone Company from its parent company, Cellular Communications of Puerto Rico, Inc. ("CCPR"), in exchange for cash of $80,000,000.

The following summarizes the assets, liabilities and partners' capital of San Juan Cellular Telephone Company:

                                                         SEPTEMBER 30,        DECEMBER 31,
                                                             1997                 1996
                                                   ------------------------------------------
                                                         (Unaudited)
ASSETS
Current assets                                                 $8,147,000         $10,180,000
Deferred costs, net                                               179,000             229,000
                                                   ------------------------------------------
                                                               $8,326,000         $10,409,000
                                                   ==========================================

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities                                            $        -         $   796,000
Partners' capital                                               8,326,000           9,613,000
                                                   ------------------------------------------
                                                               $8,326,000         $10,409,000
                                                   ==========================================

                              CCPR Services, Inc.
        Notes to Condensed Financial Statements (unaudited) (continued)


NOTE B - INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY (CONTINUED)

The following summarizes the unaudited results of operations of San Juan Cellular Telephone Company:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                   ----------------------------------------
                                                            1997                 1996
                                                   ----------------------------------------

Revenues                                                    $81,741,000         $70,644,000
Costs and expenses                                           83,029,000          64,824,000
                                                   ----------------------------------------
Operating income (loss)                                      (1,288,000)          5,820,000
Interest income                                                   1,000               2,000
                                                   ----------------------------------------
Income (loss) before income taxes                            (1,287,000)          5,822,000
Income taxes                                                          -          (1,820,000)
                                                   ----------------------------------------
Net income (loss)                                           $(1,287,000)        $ 4,002,000
                                                   ========================================

NOTE C -  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                        SEPTEMBER 30,        DECEMBER 31,
                                                            1997                 1996
                                                   ----------------------------------------
                                                        (Unaudited)
Land                                                       $  1,928,000        $  1,928,000
Office building                                               9,922,000                   -
Operating equipment                                         111,234,000          90,337,000
Office furniture and other equipment                         23,713,000          15,408,000
Rental equipment                                                991,000             712,000
Construction in progress                                     17,922,000          17,644,000
                                                   ----------------------------------------

                                                            165,710,000         126,029,000
Accumulated depreciation                                    (46,877,000)        (36,117,000)
                                                   ----------------------------------------
                                                           $118,833,000        $ 89,912,000
                                                   ========================================

In 1997, the Company entered into a lease for office space through 2012 which is classified as a capital lease for financial reporting purposes. Accordingly, an asset of $9,922,000 has been recorded. As of September 30, 1997, the total minimum lease payments were $18,510,000, the estimated amount representing interest was $8,719,000 and the present value of net minimum lease payments was $9,791,000. This amount includes $265,000 current portion and $9,526,000 long-term obligation under capital lease.

NOTE D - ACCRUED EXPENSES

Accrued expenses consist of:

                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                1997                1996
                                                      ----------------------------------------
                                                            (Unaudited)
Accrued franchise, property and income taxes                    $ 3,089,000        $ 2,874,000
Interest payable                                                  3,333,000          1,678,000
Other                                                             9,802,000          5,686,000
                                                      ----------------------------------------
                                                                $16,224,000        $10,238,000
                                                      ========================================

                              CCPR Services, Inc.
        Notes to Condensed Financial Statements (unaudited) (continued)


NOTE E - DUE TO AFFILIATES

Due to affiliates includes cash of $13,056,000 from CCPR that was loaned to Services in 1997. This loan is non-interest bearing and is due on demand.

NOTE F - LONG-TERM DEBT

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,694,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR. Services and CCPR used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan.

In connection with the repayment of the bank loan, Services recorded an extraordinary loss of $4,068,000 ($2,939,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

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

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

As of September 30, 1997, Services was committed to purchase cellular network and other equipment and construction services of approximately $4,100,000. In addition, as of September 30, 1997, Services had commitments to purchase cellular telephones, pagers and accessories of approximately $930,000.

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

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Administrative and capital usage fees charged to affiliates increased to $10,513,000 from $7,118,000 primarily because of increases in capital costs in CCPR's Puerto Rico cellular system.

Depreciation and amortization increased to $5,339,000 from $3,332,000 primarily because of an increase in property, plant and equipment.

Interest expense increased to $5,199,000 from $2,150,000 as a result of the increase in long-term debt at a higher effective interest rate.

Equity in net income (loss) of San Juan Cellular Telephone Company decreased to $(558,000) from $134,000. The change is due to the decrease in San Juan Cellular Telephone Company's results of operations to a net loss of $(2,055,000) from net income of $2,185,000 primarily as a result of the increase in capital usage fees.

The provision for income taxes, net of income tax benefit of $387,000 from the loss from the early extinguishment of debt, changed to a benefit of $164,000 from a provision of $178,000 as a result of the federal income tax benefit of the tax sharing agreement with CCPR beginning in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Administrative and capital usage fees charged to affiliates increased to $29,157,000 from $19,269,000 primarily because of increases in capital costs in CCPR's Puerto Rico cellular system.

Depreciation and amortization increased to $14,215,000 from $9,451,000 primarily because of an increase in property, plant and equipment.

                              CCPR Services, Inc.


Interest expense increased to $14,257,000 from $5,560,000 as a result of the increase in long-term debt at a higher effective interest rate during the first quarter of 1997.

Equity in net income (loss) of San Juan Cellular Telephone Company decreased to $(349,000) from $246,000. The change is due to the decrease in San Juan Cellular Telephone Company's results of operations to a net loss of $(1,287,000) from net income of $4,002,000 primarily as a result of the increase in capital usage fees.

The provision for income taxes, net of income tax benefit of $1,129,000 from the loss from the early extinguishment of debt, changed to a benefit of $573,000 from a provision of $399,000 as a result of the federal income tax benefit of the tax sharing agreement with CCPR beginning in 1997.

In connection with the repayment of the bank loan, Services recorded an extraordinary loss of $4,068,000 ($2,939,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.


                        LIQUIDITY AND CAPITAL RESOURCES

Services requires capital to expand CCPR's Puerto Rico cellular system and for debt service. Services is currently adding cell sites and increasing capacity throughout Puerto Rico on behalf of CCPR's operating subsidiaries. Services expects to use approximately $5,200,000 in the fourth quarter of 1997 and $26,500,000 in 1998 for contemplated additions to the Puerto Rico cellular system and for other non-cell site related capital expenditures. Services' commitments at September 30, 1997 of $4,100,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. Services expects to be able to meet these requirements with cash from operations and cash from CCPR. CCPR's sources of capital are cash from operations of its subsidiaries and borrowings from CoreComm (subject to the limitation contained in the Indenture to the Notes).

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,694,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR. Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. In addition, Services made a cash payment to CCPR of $80,000,000 in exchange for a 21% interest in the San Juan Cellular Telephone Company.

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

Cash provided by (used in) operating activities was $9,960,000 and $(27,884,000) for the nine months ended September 30, 1997 and 1996, respectively. In August 1996, Services borrowed $37,000,000 under its bank loan which it advanced to an affiliate for the affiliate's deposit with the FCC in order to participate in a PCS license auction. The affiliate withdrew from the auction prior to its conclusion and the FCC returned the deposit in November 1996. The affiliate then returned the advance to Services. Purchases of property, plant and equipment of $30,450,000 in 1997 were primarily for additional cell sites and increased capacity in the Puerto Rico cellular and paging systems.

The allowance for doubtful accounts was $2,487,000 as of September 30, 1997 and $3,472,000 as of December 31, 1996. Write-offs net of recoveries as a percentage of service revenues of affiliates was 6.8% for the nine months ended September 30, 1997 compared to 6.0% for the year ended December 31, 1996. This percentage increased because Services has attracted and continues to attract new segments of the market. Services continued to attempt to reduce this percentage by improving credit procedures and instituting innovative forms of payment such as prepaid billing.

                              CCPR Services, Inc.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                27.  Financial Data Schedule

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CCPR SERVICES, INC.



Date:  November 11, 1997          By: /s/ J. Barclay Knapp
                                     -------------------------
                                     J. Barclay Knapp
                                     President



Date:  November 11, 1997          By: /s/ Gregg Gorelick
                                      --------------------------
                                      Gregg Gorelick
                                      Vice President-Controller
                                      (Principal Accounting Officer)