Form 10-K
period 1997-12-31
CCPR SERVICES INC
filed 1998-03-31
CIK 1038374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     ------

                                  F O R M 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________

                          Commission File No. 333-26055

                               CCPR SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                13-3120943
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

110 East 59th Street, New York, New York                            10022
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                 (212) 906-8481
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     10% Senior Subordinated Notes due 2007
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1998, there were 1,400 shares of the Registrant's common stock outstanding. The Registrant is an indirect wholly-owned subsidiary of CoreComm Incorporated, and there is no market for the Registrant's common stock.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) of Form 10-K and is filing this form with the reduced disclosure format pursuant to General Instructions I(2)(b) and I(2)(c).



         "Safe Harbor" Statement under the Private Securities Litigation
                               Reform Act of 1995:


     Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecast, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" as well as the following: general economic and business conditions, industry trends, the Registrant's ability to continue to design its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, and availability, terms and deployment of capital.

                                TABLE OF CONTENTS

PART I                                                                     PAGE
------

Item 1    Business ........................................................  1

Item 2    Property ........................................................  1

Item 3    Legal Proceedings ...............................................  1

Item 4    Submission of Matters to a Vote of Stockholders..................  1

PART II
-------

Item 5    Market for the Registrant's Common Stock and
          Related Stockholder Matters .....................................  2

Item 6    Selected Financial Data .........................................  2

Item 7    Management's Discussion and Analysis of Results
          of Operations and Financial Condition ...........................  3

Item 7A   Quantitative and Qualitative Disclosures About Market Risk ......  7

Item 8    Financial Statements and Supplementary Data .....................  7

Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure .............................  7

PART III
--------

Items 10, 11, 12 and 13....................................................  8

PART IV
-------

Item 14   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K .............................................  8

Exhibit Index .............................................................  9

Signatures ................................................................ 10

Index to Financial Statements .............................................F-1

                                     PART I
                                     ------

ITEM 1. BUSINESS.
----------------

     CCPR Services, Inc. (the "Company") is a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. ("CCPR"). CCPR is a wholly-owned subsidiary of CoreComm Incorporated ("CoreComm"). The Company is the principal operating subsidiary of CoreComm's Puerto Rico cellular system. The Company also owns or controls the following Federal Communications Commission cellular licenses with respect to that system: Aguadilla, Arecibo, Mayaguez, Ponce, Ricon, Adjuntas, Ciales, Vieques and Culebra.

     The Company is a Delaware corporation that was incorporated on May 28, 1982. The Company's executive offices are located at 110 East 59th Street, New York, New York 10022 and its telephone number is (212) 906-8481.


ITEM 2. PROPERTY.
----------------

     The Company leases office space, sales and service centers and warehouse space in the Commonwealth of Puerto Rico. In addition, the Company owns or leases transmitter sites and leases a cellular switch site. The loss of any of these leases, either because of a failure to obtain a renewal of a lease or for any reason not known or anticipated by the Company, could have an adverse effect on the Company's cellular operations until a substitute site could be found.

     The Company believes that the properties that are currently under lease or owned by the Company are adequate to serve its present business operations and its goals of providing continuous cellular coverage throughout Puerto Rico, although the Company may require additional properties for new cell sites and sales and service centers as demand for cellular service increases. See the Notes to the Company's Financial Statements included elsewhere in this Form 10-K for information concerning lease commitments.


ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     The Company is involved in various disputes, arising in the ordinary course of business, which may result in pending or threatened litigation. The Company's management expects no material adverse effect on the Company's financial condition to result from these matters.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.
-------------------------------------------------------

     Omitted pursuant to General Instruction I(2)(c)of Form 10-K.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.
------------------------------------------------------------------------

     The Company is a wholly-owned subsidiary of CCPR.


ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

The following table sets forth certain financial data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. The selected financial data has been restated to include the combined financial data of Services and the merged companies. This information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                      YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                 1997           1996           1995           1994           1993
                                              --------------------------------------------------------------------
                                                                          (IN THOUSANDS)
INCOME STATEMENT DATA:
    Revenues                                  $ 55,932       $ 38,295       $ 28,105       $ 14,085       $  5,981
    Operating income (loss)                     18,645          9,348          4,504         (3,535)        (5,612)
    Income (loss) before extraordinary item     (2,008)         1,491          1,821         (3,643)        (5,697)
    Net income (loss)                           (5,334)         1,491          1,821         (3,643)        (5,697)


                                                                           DECEMBER 31,
                                              ---------------------------------------------------------------------
                                                 1997           1996           1995           1994           1993
                                              ---------------------------------------------------------------------
BALANCE SHEET DATA:
     Working capital (deficiency)             $ (27,488)     $  (8,156)     $   6,222      $ (39,534)     $ (26,436)
     Property, plant and equipment-net          119,702         90,000         69,594         52,760         42,482
     Total assets                               279,082        163,408        122,087         80,530         74,386
     Long-term debt excluding capital lease     200,000        115,000         90,000            225            225
     Shareholders' equity (deficiency)           (3,043)         2,291            800         24,127         27,770



The Company did not declare or pay any cash dividends during the periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
-------------------------------------------------------------------------

     Effective December 31, 1997, certain subsidiaries of Cellular Communications of Puerto Rico, Inc. ("CCPR") merged with and into CCPR Services, Inc. (the "Company"). The Company is a wholly-owned subsidiary of CCPR, and CCPR is a wholly-owned subsidiary of CoreComm. As a result of these mergers, the Company owns and operates a portion of CCPR's Puerto Rico cellular system. The Company manages and operates the remainder in accordance with an Administration and Management Agreement between the Company and the San Juan Cellular Telephone Company ("SJCTC") (a general partnership). The Company owns 27.146% of the partnership interests in SJCTC, and CCPR directly or through subsidiaries owns the remaining 72.854% of the interests.

     These mergers have been accounted for in a manner similar to a pooling of interests since all of the companies were wholly-owned by CCPR. Accordingly, all prior periods presented have been restated to include the combined results of operations of Services and the merged companies. Services charges SJCTC an administrative fee based on its revenues and a capital usage fee which is the recovery of a portion of Services' capital costs.

                              RESULTS OF OPERATIONS

Years Ended December 31, 1997 and 1996
--------------------------------------

     Administrative and capital usage fees charged to SJCTC increased to $35,743,000 from $18,417,000 primarily because of increases in capital costs in the SJCTC license area.

     Service revenue increased to $18,452,000 from $17,701,000 as a result of subscriber growth.

     The loss from equipment, before depreciation of rental equipment, decreased to $282,000 from $580,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this decrease.

     Equity in net income (loss) of SJCTC decreased to a loss of $199,000 from income of $304,000. The change is a result of the increase in capital usage fees charged to SJCTC.

     Operating expenses increased to $2,981,000 from $2,736,000 primarily due to additional costs associated with the expanded network, offset by a reduction in interconnection charges.

     Selling, general and administrative expenses increased to $10,986,000 from $10,092,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base.

     Depreciation of rental equipment increased to $221,000 from $193,000 due to an increase in rental telephones.

     Depreciation expense increased to $17,010,000 from $11,546,000 primarily because of an increase in property, plant and equipment.

     Amortization expense increased to $3,871,000 from $1,927,000 primarily due to the increase in investment in SJCTC.

     Interest and other income (expense) decreased to an expense of $1,788,000 from income of $600,000 primarily due to an increase in loss on write-downs and disposals of property, plant, and equipment.

     Interest expense increased to $19,394,000 from $8,094,000 as a result of the increase in long-term debt at a higher effective interest rate during the first quarter of 1997.

     The provision for income taxes decreased to $2,000 from $960,000 due to a decrease in Puerto Rico taxable income.

     In connection with the repayment of the bank loan, Services recorded an extraordinary loss of $4,067,000 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

Years Ended December 31, 1996 and 1995
--------------------------------------

     Administrative and capital usage fees charged to SJCTC increased to $18,417,000 from $11,914,000 as a result of increases in revenues and capital costs in the SJCTC license area.

     Service revenue increased to $17,701,000 from $14,221,000 as a result of subscriber growth.

     The loss from equipment, before depreciation of rental equipment, decreased to $580,000 from $932,000 primarily because of reductions in the cost of cellular telephones. Services sells cellular telephones below cost in response to competition and to generate subscriber growth.

     Equity in net income of SJCTC of $304,000 in 1996 is the result of the acquisition of an approximately 6% ownership interest in the partnership in February 1996.

     Operating expenses increased to $2,736,000 from $2,178,000 primarily due to increased usage of the network and additional costs associated with the expanded network.

     Selling, general and administrative expenses increased to $10,092,000 from $8,191,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base.

     Depreciation of rental equipment decreased to $193,000 from $225,000 due to rental telephones becoming fully depreciated

     Depreciation expense increased to $11,546,000 from $8,920,000 primarily because of an increase in property, plant and equipment.

     Amortization expense increased to $1,927,000 from $1,185,000 primarily due to the increase in investment in SJCTC.

     Intercompany interest income increased to $597,000 from $407,000 as a result of the increase in the amounts due from affiliates.

     Interest and other income increased to $600,000 from $169,000 as a result of increases in cash available for short-term investment.

     Interest expense increased to $8,094,000 from $2,769,000 as a result of a higher average balance on long-term debt outstanding during 1996.

     The provision for income taxes increased to $960,000 from $149,000 as a result of an increase in Puerto Rico income tax.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to expand its Puerto Rico cellular system and for debt service. The Company is currently adding cell sites and increasing capacity throughout Puerto Rico. The Company expects to use approximately $26,300,000 in 1998 for contemplated additions to the Puerto Rico cellular network and for other non-cell site related capital expenditures. The Company's commitments at December 31, 1997 of $4,000,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash from operations and cash from CCPR.

     CCPR has received loans from CoreComm of $17,056,000 through 1997, which are non-interest bearing and are due on June 30, 1998. CCPR used the funds to make loans to the Company. As of March 20, 1998, CoreComm had loaned an additional $11,400,000, of which $3,000,000 was used by the Company for a portion of its interest payment.

     In January 1997, the Company issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR. The Company used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under an existing bank loan. In addition, the Company made a cash payment to CCPR of $80,000,000 in exchange for a 21% interest in SJCTC.

     The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually commencing August 1, 1997. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to the Company, CCPR and certain subsidiaries of CCPR that limit their ability to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments (except for dividend payments to CCPR and an aggregate of up to $100,000,000 to be used for dividends or restricted payments to CoreComm),
(iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

     Cash provided by operating activities was $23,818,000 and $8,959,000 for the years ended December 31, 1997 and 1996, respectively. The change is primarily due to increased depreciation and amortization and changes in operating assets and liabilities. Purchases of property, plant and equipment of $37,335,000 in 1997 were primarily for additional cell sites and increased capacity in its Puerto Rico cellular network.

     Write-offs of accounts receivable, net of recoveries as a percentage of service revenues was 7.1% for the year ended December 31, 1997 compared to 6.2% for the year ended December 31, 1996. This percentage increased because the Company has attracted and continues to attract new segments of the market. The Company continues to attempt to reduce this percentage by improving credit procedures and instituting innovative forms of payment such as prepaid billing.

YEAR 2000

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of the computer systems of certain significant customers and vendors for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material adverse effect on the Company. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on the Company. In addition, the failure of certain of the Company's significant customers and vendors to address the year 2000 issue could have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------

     The Company is required to provide these disclosures in its Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

     The Financial Statements are included herein commencing on page F-1.

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996.

                                                                    (IN THOUSANDS)

                                                                         1997
                                                                  THREE MONTHS ENDED
                                              -------------------------------------------------------
                                               MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                              -------------------------------------------------------
Revenues                                      $ 12,983       $ 14,123       $ 13,556       $ 15,270
Operating income                                 4,593          5,168          4,159          4,725
Income (loss) before extraordinary item            590             (1)        (1,136)        (1,461)
Net income (loss)                               (3,163)           425           (749)        (1,847)

                                                                           1996
                                                                    THREE MONTHS ENDED
                                              -------------------------------------------------------
                                               MARCH 31      JUNE 30      SEPTEMBER 30    DECEMBER 31
                                              -------------------------------------------------------
Revenues                                      $ 8,325        $ 8,995        $ 10,369       $ 10,606
Operating income                                1,714          1,946           2,420          3,268
Net income                                         55            266              64          1,106

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------------------------------------------

     Not applicable.

                                    PART III
                                    --------

ITEMS 10, 11, 12 AND 13.
-----------------------

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
------------------------------------------------------------------------

  (a)(1)  Financial Statements - See list of Financial Statements on page F-1.

     (2) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

     (3)  Exhibits - See Exhibit Index on page 9.

  (b) Reports on Form 8-K. The Company filed no current reports on Form 8-K during the quarter ended December 31, 1997.

  (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

  (d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1. See the Index to Financial Statements of the San Juan Cellular Telephone Company on page S-1.

                                  EXHIBIT INDEX

Exhibit No.
----------

   3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1, File Number 333-26055)

   3.2 By-laws of the Company. (Incorporated by reference from Exhibit 3.2, File Number 333-26055)

   4.1 Indenture dated as of January 31, 1997 by and between the Company, Cellular Communications of Puerto Rico, Inc. and The Chase Manhattan Bank, N.A. (Incorporated by reference from Exhibit 4.3 of CoreComm's 1996 Form 10-K, File Number 19869-99)

   4.2 Registration Rights Agreement dated as of January 31, 1997 by and among the Company, Cellular Communications of Puerto Rico, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc and Wasserstein Perella Securities, Inc. (Incorporated by reference from Exhibit 4.2 of CoreComm's 1996 Form 10-K, File Number 19869-99)

   10.1 Partnership Agreement relating to San Juan Cellular Telephone Company. (Incorporated by reference to Exhibit 10.4, File Number 33-44420)

   10.2 Tax Sharing Agreement dated as of January 31, 1997 by and among CoreComm, Cellular Communications of Puerto Rico, Inc. and the Company. (Incorporated by reference to Exhibit 10.2 of CoreComm's 1996 Form 10-K, File Number 19869-99)

   10.3 Agreement dated as of January 31, 1997, by and between Cellular Communications of Puerto Rico, Inc. and the Company. (Incorporated by reference to Exhibit 10.7 of CoreComm's 1996 Form 10-K, File Number 19869-99)

   21     Omitted pursuant to General Instruction I(2)(b) of Form 10-K.

   27     Financial Data Schedule, for the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 26, 1998

                                      CCPR SERVICES, INC.


                                      By:  /s/ Stanton N. Williams
                                      ------------------------------------------
                                      Stanton N. Williams
                                      Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                       Title                             Date
---------                       -----                             ----

/s/ George S. Blumenthal        Principal Executive               March 26, 1998
----------------------------    Officer and Director
George S. Blumenthal


/s/ J. Barclay Knapp            Chief Operating Officer           March 26, 1998
----------------------------    and Director
J. Barclay Knapp


/s/ Stanton N. Williams         Principal Financial Officer       March 26, 1998
----------------------------
Stanton N. Williams


/s/ Gregg Gorelick              Principal Accounting Officer      March 26, 1998
----------------------------
Gregg Gorelick


/s/ Richard J. Lubasch          Director                          March 26, 1998
----------------------------
Richard J. Lubasch

                        Form 10-K - Item 14(a)(1) and (2)

                               CCPR Services, Inc.

                          Index to Financial Statements
                        and Financial Statement Schedules

The following financial statements and schedule of CCPR Services, Inc. are included in Item 8:

Report of Independent Auditors...........................................F-2
Balance Sheets - December 31, 1997 and 1996..............................F-3
Statements of Operations - Years Ended
   December 31, 1997, 1996 and 1995......................................F-4
Statement of Shareholder's Equity (Deficiency) - Years Ended
   December 31, 1997, 1996 and 1995......................................F-5
Statements of Cash Flows - Years Ended
   December 31, 1997, 1996 and 1995......................................F-6
Notes to Financial Statements............................................F-8

The following financial statement schedule of CCPR Services, Inc. is included in
Item 14(d):

Schedule II  -  Valuation and Qualifying Accounts........................F-19



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors





Board of Directors and Shareholder
CCPR Services, Inc.


We have audited the accompanying balance sheets of CCPR Services, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCPR Services, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    ERNST & YOUNG LLP


San Juan, Puerto Rico
February 27, 1998

                               CCPR Services, Inc.

                                 Balance Sheets

                                                                                      DECEMBER 31
                                                                               1997                1996
                                                                        ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $    9,181,000       $   1,921,000
   Marketable securities                                                       235,000           5,917,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $1,839,000 (1997) and $3,472,000 (1996)                    17,847,000          18,553,000
   Due from affiliates                                                      12,313,000           6,855,000
   Equipment inventory                                                       2,497,000           2,292,000
   Prepaid expenses                                                          3,108,000           2,423,000
                                                                        ----------------------------------
Total current assets                                                        45,181,000          37,961,000

Property, plant and equipment, net                                         119,702,000          90,000,000
Investment in San Juan Cellular Telephone Company                           98,822,000          21,401,000
Unamortized license acquisition costs                                        8,233,000           8,869,000
Deferred financing costs, net of accumulated
  amortization of $584,000 (1997) and $1,065,000 (1996)                      6,206,000           4,118,000
Other assets, net of accumulated amortization
  of $1,046,000 (1997) and $607,000 (1996)                                     938,000           1,059,000
                                                                        ----------------------------------
Total assets                                                            $  279,082,000       $ 163,408,000
                                                                        ==================================

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                                     $    6,335,000       $   6,713,000
   Accrued expenses                                                         18,343,000          10,307,000
   Due to affiliates                                                        44,897,000          26,643,000
   Deferred revenue                                                          3,094,000           2,454,000
                                                                        ----------------------------------
Total current liabilities                                                   72,669,000          46,117,000

Long-term debt                                                             200,000,000         115,000,000
Obligation under capital lease                                               9,456,000                   -
Commitments and contingent liabilities

Shareholder's equity (deficiency):
   Common stock, $1 par value; authorized 1,500 shares;
       issued and outstanding 1,400 shares                                       1,000               1,000
   Additional paid-in capital                                               19,513,000          19,513,000
   Retained earnings (deficit)                                             (22,557,000)        (17,223,000)
                                                                        ----------------------------------
Total shareholder's equity (deficiency)                                     (3,043,000)          2,291,000
                                                                        ----------------------------------
Total liabilities and shareholder's equity (deficiency)                 $  279,082,000       $ 163,408,000
                                                                        ==================================

See accompanying notes.

                               CCPR Services, Inc.

                            Statements of Operations

                                                                           YEAR ENDED DECEMBER 31
                                                                 1997                1996              1995
                                                           ---------------------------------------------------
Revenues:
   Administrative and capital usage fees charged
      to San Juan Cellular Telephone Company               $  35,743,000       $  18,417,000      $ 11,914,000
    Service revenue                                           18,452,000          17,701,000        14,221,000
    Equipment revenue                                          1,936,000           1,873,000         1,970,000
    Equity in net income (loss) of San Juan
       Cellular Telephone Company                               (199,000)            304,000                 -
                                                           ---------------------------------------------------
                                                              55,932,000          38,295,000        28,105,000

Cost and expenses:
   Cost of equipment sold                                      2,218,000           2,453,000         2,902,000
   Operating expenses                                          2,981,000           2,736,000         2,178,000
   Selling, general and administrative expenses               10,986,000          10,092,000         8,191,000
   Depreciation of rental equipment                              221,000             193,000           225,000
   Depreciation expense                                       17,010,000          11,546,000         8,920,000
   Amortization expense                                        3,871,000           1,927,000         1,185,000
                                                           ---------------------------------------------------
                                                              37,287,000          28,947,000        23,601,000
                                                           ---------------------------------------------------
Operating income                                              18,645,000           9,348,000         4,504,000

Other income (expense):
   Intercompany interest income                                  531,000             597,000           407,000
   Interest and other income (expense)                        (1,788,000)            600,000           169,000
   Interest expense                                          (19,394,000)         (8,094,000)       (2,769,000)
                                                           ---------------------------------------------------
Income (loss) before income taxes and extraordinary item      (2,006,000)          2,451,000         2,311,000
Provision for income taxes                                        (2,000)           (960,000)         (490,000)
                                                           ---------------------------------------------------
Income (loss) before extraordinary item                       (2,008,000)          1,491,000         1,821,000
Loss from early extinguishment of debt,
   net of income tax benefit of $741,000                      (3,326,000)                  -                 -
                                                           ---------------------------------------------------
Net income (loss)                                          $  (5,334,000)      $   1,491,000      $  1,821,000
                                                           ===================================================

See accompanying notes

                               CCPR Services, Inc.

                 Statement of Shareholder's Equity (Deficiency)


                                              Common Stock             Additional          Retained
                                           -------------------          Paid-in            Earnings
                                            Shares      Amount          Capital            (Deficit)              Total
                                           -------------------------------------------------------------------------------
Balance at December 31, 1994
   as previously reported                  1,000      $ 1,000       $  30,406,000       $ (10,477,000)       $  19,930,000
Adjustment for pooling of
   interests                                 400            -          14,255,000         (10,058,000)           4,197,000
                                           -------------------------------------------------------------------------------
Balance at December 31, 1994,
   restated                                1,400        1,000          44,661,000         (20,535,000)          24,127,000
Return of capital                                                     (25,148,000)                             (25,148,000)
Net income                                                                                  1,821,000            1,821,000
                                           -------------------------------------------------------------------------------
Balance at December 31, 1995               1,400        1,000          19,513,000         (18,714,000)             800,000
Net income                                                                                  1,491,000            1,491,000
                                           -------------------------------------------------------------------------------
Balance at December 31, 1996               1,400        1,000          19,513,000         (17,223,000)           2,291,000
Net loss                                                                                   (5,334,000)          (5,334,000)
                                           -------------------------------------------------------------------------------
Balance at December 31, 1997               1,400      $ 1,000       $  19,513,000       $ (22,557,000)       $  (3,043,000)
                                           ===============================================================================


See accompanying notes.

                               CCPR Services, Inc.

                            Statements of Cash Flows

                                                                                   YEAR ENDED DECEMBER 31
                                                                          1997                 1996               1995
                                                                   -------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                  $   (5,334,000)      $    1,491,000       $   1,821,000
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                                     21,102,000           13,666,000          10,330,000
     Equity in net (income) loss of San Juan Cellular
       Telephone Company                                                  199,000             (304,000)                  -
     Loss from early extinguishment of debt                             4,067,000                    -                   -
     Provision for losses on accounts receivable                        6,620,000            7,087,000           6,164,000
     (Gain) loss on disposal of fixed assets                            1,792,000               67,000             (24,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                             (5,914,000)          (9,629,000)        (13,078,000)
       Due from affiliates                                              (5,458,00)           1,559,000          (4,373,000)
       Equipment inventory                                               (205,000)           2,425,000          (2,517,000)
       Prepaid expenses                                                  (685,000)          (1,028,000)           (348,000)
       Other assets                                                       (97,000)            (472,000)            (85,000)
       Accounts payable                                                  (913,000)           2,428,000          (2,853,000)
       Accrued expenses                                                 6,806,000            2,826,000           1,985,000
       Due to affiliates                                                1,198,000          (11,260,000)         23,992,000
       Deferred revenue                                                   640,000              103,000             797,000
                                                                   -------------------------------------------------------
Net cash provided by operating activities                              23,818,000            8,959,000          21,811,000

INVESTING ACTIVITIES
Purchase of marketable securities                                        (235,000)         (15,658,000)                  -
Proceeds from maturities of marketable securities                       5,917,000            9,741,000                   -
Purchase of San Juan Cellular Telephone Company interest              (80,000,000)             (56,000)                  -
Acquisition of property, plant and equipment                          (37,335,000)         (33,014,000)        (25,096,000)
                                                                   -------------------------------------------------------
Net cash (used in) investing activities                              (111,653,000)         (38,987,000)        (25,096,000)

FINANCING ACTIVITIES
Due to Cellular Communications of Puerto Rico, Inc.                    17,056,000                    -                   -
Principal payments of capital lease obligation                           (194,000)                   -                   -
Additional deferred financing costs                                             -              (23,000)                  -
Proceeds from borrowings                                              193,233,000           52,000,000          10,000,000
Principal payments                                                   (115,000,000)         (27,000,000)                  -
                                                                   -------------------------------------------------------
Net cash provided by financing activities                              95,095,000           24,977,000          10,000,000
                                                                   -------------------------------------------------------
Increase (decrease) in cash and cash equivalents                        7,260,000           (5,051,000)          6,715,000
Cash and cash equivalents at beginning of year                          1,921,000            6,972,000             257,000
                                                                   -------------------------------------------------------
Cash and cash equivalents at end of year                           $    9,181,000       $    1,921,000       $   6,972,000
                                                                   =======================================================

                               CCPR Services, Inc.



                                                                                  YEAR ENDED DECEMBER 31
                                                                        1997                1996                1995
                                                                      ------------------------------------------------------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest exclusive
       of amounts capitalized                                         $ 13,155,000         $  7,032,000         $  2,111,000
    Income taxes paid                                                      226,000              757,000              191,000

Supplemental schedule of noncash investing activities:
    Liability to parent company incurred in connection with
      acquisition of San Juan Cellular Telephone Company interest     $          -         $ 21,536,000         $          -
    Liability incurred to acquire property, plant and equipment          3,038,000            1,568,000            2,369,000
    Capital lease obligation incurred to acquire office building         9,922,000                    -                    -

Supplemental disclosure of noncash financing activities:
    Assumption of parent company's long-term debt                     $          -         $          -         $ 80,000,000
    Deferred financing costs transferred in connection with
      assumption of parent company's debt                                        -                    -            4,958,000
    Reduction of amount due to parent company in connection
      with assumption of parent company's debt                                   -                    -           49,894,000
    Return of capital in connection with assumption of parent
      company's debt                                                             -                    -           25,148,000


See accompanying notes.

                               CCPR Services, Inc.
                          Notes to Financial Statements

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

CCPR Services, Inc. ("Services") is a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. ("CCPR"). Effective December 31, 1997, certain subsidiaries of CCPR merged with and into Services. As a result of these mergers, Services owns and operates the licenses granted by the Federal Communications Commission ("FCC") for the non-wireline cellular systems in the following markets in Puerto Rico: Aguadilla, Arecibo, Mayaguez, Ponce, Rincon, Adjuntas, Ciales, Vieques and Culebra. The Company manages and operates the non-wireline cellular system in San Juan/Caguas in accordance with an Administration and Management Agreement between Services and the San Juan Cellular Telephone Company (a general partnership). Services owns 27.146% of the partnership interests in the San Juan Cellular Telephone Company, and CCPR directly or through subsidiaries owns the remaining 72.854% of the interests. Services collects revenues and incurs costs on behalf of the San Juan Cellular Telephone Company. These revenues and costs are recorded by the San Juan Cellular Telephone Company. Services charges the San Juan Cellular Telephone Company an administrative fee based on its revenues and a capital usage fee which is the recovery of a portion of Services' capital costs.

Services' business is currently dependent on the trends in the use of cellular telephone services and is subject to economic, social, political and governmental conditions in Puerto Rico. The sale of cellular services in Puerto Rico is becoming increasingly competitive. Services previously had one cellular competitor in each market, but now it has many wireless competitors due to the introduction of broadband personal communications services ("PCS") on frequencies auctioned by the FCC and specialized mobile radio ("SMR") services on existing SMR frequencies. Increased competition has resulted in pricing pressure, which contributes to lower revenues per customer and higher customer acquisition costs.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Service revenue is recognized at the time services are rendered. Charges for services that are billed in advance are deferred and recognized when earned. Equipment sales are recorded when the equipment is shipped to the customer. Rental revenue is billed and recognized on a monthly basis.

CASH EQUIVALENTS

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less.

                               CCPR Services, Inc.
                    Notes to Financial Statements (continued)


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a separate component of shareholder's equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

Marketable   securities  at  December  31,  1997  consisted  of  corporate  debt securities. Marketable securities at December 31, 1996 consisted of U.S. Treasury securities and obligations of U.S. government agencies. During the years ended December 31, 1997, 1996 and 1995, there were no realized gains or losses on sales of securities. As of December 31, 1997 and 1996, there were no unrealized gains or losses on securities. All of the marketable securities as of December 31, 1997 had a contractual maturity of less than one year.

EQUIPMENT INVENTORY

Equipment inventory is stated at the lower of cost (first-in, first-out method) or market.

INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY

The investment in San Juan Cellular Telephone Company is accounted for using the equity method and consists of the cost of acquiring the ownership interest in the partnership and Services' share of the partnership's net income (loss) from the date of acquisition. The excess of the cost over the equity acquired is being amortized through charges to operations by the straight-line method over 40 years. The investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

LICENSE ACQUISITION COSTS

The FCC grants the license to operate a cellular telephone system in a Metropolitan Service Area or a Rural Service Area. Costs incurred to obtain FCC licenses have been deferred and are being amortized by the straight-line method over ten years. In connection with the purchase of license interests, the excess of purchase price paid over the fair value of tangible assets acquired has been classified as license acquisition costs which are amortized through charges to operations by the straight-line method over 40 years. License acquisition costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

                            CCPR Services, Inc.
                    Notes to Financial Statements (continued)


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: office building - 15 years, operating equipment - 7 to 25 years, office furniture and other equipment - 1 to 5 years, and rental equipment - 2 years.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future discounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

CAPITALIZED INTEREST

Interest is capitalized as a component of the cost of property, plant and equipment constructed. In 1997, 1996 and 1995, interest of $415,000, $198,000 and $119,000, respectively, was capitalized.

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred relating to the issuance of debt and are amortized over the term of the related debt.

ADVERTISING

Advertising costs incurred for the years ended December 31, 1997, 1996 and 1995 were $2,731,000, $2,544,000 and $2,378,000, respectively. The costs were either charged to expense or charged to the San Juan Cellular Telephone Company.

2.    BUSINESS COMBINATION

Effective December 31, 1997, each of CCPR's subsidiaries that owned or controlled an FCC cellular license in a Puerto Rico market (other than the San Juan Cellular Telephone Company) was merged with and into Services. The specific subsidiaries merged with and into Services were Aguadilla Cellular Telephone Company, Inc. ("Aguadilla"), Cellular Communications of Arecibo, Inc. ("Arecibo"), CCI PR RSA Inc. ("RSA"), Cellular Ponce, Inc. ("Ponce"), Mayaguez Cellular Telephone Co., Inc. ("Mayaguez") and Star Associaties, Inc. ("Star"). Services' acquired all of the common stock of these subsidiaries in exchange for 400 shares of Services common stock with Services being the surviving corporation in the mergers.

Also as a result of the mergers, the partnership known as Gamma Communications ("Gamma") was terminated effective December 31, 1997, and the net assets of Gamma were transferred to Services.

The mergers and termination were accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a "pooling of interests." Accordingly,

                            CCPR Services, Inc.
                    Notes to Financial Statements (continued)


2.    BUSINESS COMBINATION (CONTINUED)

Services' financial  statements have been restated to include the results of the
merged   entities  for  all  periods   presented.   All  material   intercompany
transactions have been eliminated.

The results of operations of the previously separate entities that are included in the current combined net income (loss) is as follows:


                                         Services          Aguadilla           Arecibo             RSA             Ponce
                                       (Pre-Merger)      (Pre-Merger)       (Pre-Merger)      (Pre-Merger)      (Pre-Merger)
                                       -------------------------------------------------------------------------------------
                                                                           (In Thousands)
YEAR ENDED
DECEMBER 31, 1997

Revenues                               $ 40,232            $ 2,061            $ 1,877          $    770           $ 3,213
Operating income (loss)                  20,000                134                 97            (1,514)              174
Income (loss) before
  extraordinary item                       (638)               103                 94            (1,628)              160
Net income (loss)                        (3,966)               103                 94            (1,628)              160

YEAR ENDED
DECEMBER 31, 1996

Revenues                               $ 26,924            $ 1,962            $ 1,864          $    894           $ 3,061
Operating income (loss)                  13,918               (250)              (726)           (2,284)             (127)
Net income (loss)                         6,580               (277)              (728)           (2,335)             (134)

YEAR ENDED
DECEMBER 31, 1995

Revenues                               $ 17,213            $ 1,845            $ 1,706          $    799           $ 2,104
Operating income (loss)                   7,544               (204)              (506)           (1,873)             (186)
Net income (loss)                         5,389               (228)              (507)           (1,943)             (189)


Continued on the next page...

                            CCPR Services, Inc.
                    Notes to Financial Statements (continued)


2.    BUSINESS COMBINATION (CONTINUED)

                                                                                                                  Services
                                                                                                                (Post-Merger
                                                                                                                    and
                                         Mayaguez             Star              Gamma         Intercompany    Post Termination
                                       (Pre-Merger)       (Pre-Merger)    (Pre-Termination)   Transactions     of Partnership)
                                       ---------------------------------------------------------------------------------------
                                                                           (In Thousands)
YEAR ENDED
DECEMBER 31, 1997

Revenues                               $ 3,476             $ 7,182            $ 1,808          $ (4,488)          $ 56,131
Operating income (loss)                    231                (375)                97                               18,844
Income (loss) before
  extraordinary item                       173                (360)                90                               (2,006)
Net income (loss)                          173                (360)                90                               (5,334)

YEAR ENDED
DECEMBER 31, 1996

Revenues                               $ 3,213             $ 6,885            $ 1,695          $ (8,507)          $ 37,991
Operating income (loss)                   (339)                195             (1,343)                               9,044
Net income (loss)                         (390)                123             (1,348)                               1,491

YEAR ENDED
DECEMBER 31, 1995

Revenues                               $ 2,818             $ 5,543            $ 1,375          $ (5,298)          $ 28,105
Operating income (loss)                   (192)                871               (950)                               4,504
Net income (loss)                         (237)                490               (954)                               1,821

3.    RECENT ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Services will adopt SFAS No. 130 in the first interim period for its fiscal year ending December 31, 1998.

                            CCPR Services, Inc.
                    Notes to Financial Statements (continued)


4.    INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY

The investment in the San Juan Cellular Telephone Company consists of the following:

                                                          DECEMBER 31
                                                     1997             1996
                                                -----------------------------
  Purchase of San Juan Cellular
      Telephone Company interests               $ 101,592,000    $ 21,592,000
  Equity in accumulated net income                    105,000         304,000
                                                -----------------------------
                                                  101,697,000      21,896,000
  Accumulated amortization                         (2,875,000)       (495,000)
                                                -----------------------------
                                                $  98,822,000    $ 21,401,000
                                                =============================

In February 1996, Services acquired approximately 6% of the San Juan Cellular Telephone Company in exchange for 820,000 shares of common stock of CCPR. The stock was valued at $21,536,000, the fair market value on the date of acquisition. Services recorded a liability to CCPR of $21,536,000 in connection with the acquisition. Services incurred $56,000 in expenses related to the acquisition.

In January 1997, Services acquired a 21% interest in the San Juan Cellular Telephone Company from CCPR, in exchange for cash of $80,000,000.

The following summarizes the assets, liabilities and partners' capital of the San Juan Cellular Telephone Company:

                                                          DECEMBER 31
                                                     1997            1996
                                                -----------------------------
  ASSETS
  Current assets                                $  8,715,000    $  10,180,000
  Deferred costs, net                                163,000          229,000
                                                -----------------------------
                                                $  8,878,000    $  10,409,000
                                                =============================

  LIABILITIES AND PARTNERS' CAPITAL
  Current liabilties                            $          -    $     796,000
  Partners' capital                                8,878,000        9,613,000
                                                -----------------------------
                                                $  8,878,000    $  10,409,000
                                                =============================

                            CCPR Services, Inc.
                    Notes to Financial Statements (continued)


4.   INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY (CONTINUED)

The following summarizes the results of operations of the San Juan Cellular Telephone Company:

                                                     YEAR ENDED DECEMBER 31
                                                     1997              1996
                                                ------------------------------

  Revenues                                      $ 107,400,000    $  96,907,000
  Cost and expenses                               108,136,000       88,188,000
                                                ------------------------------
  Operating income (loss)                            (736,000)       8,719,000
  Interest income                                       1,000            2,000
                                                ------------------------------
  Income (loss) before income taxes                  (735,000)       8,721,000
  Income taxes                                              -       (3,319,000)
                                                ------------------------------
  Net income (loss)                             $    (735,000)   $   5,402,000
                                                ==============================

5.    UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                         DECEMBER 31
                                                     1997           1996
                                                ------------------------------

  Deferred cellular license costs               $  3,252,000      $  3,252,000
  Excess of purchase price paid over
    the fair market value of tangible
    assets acquired                               10,482,000        10,482,000
                                                ------------------------------
                                                  13,734,000        13,734,000
  Accumulated amortization                        (5,501,000)       (4,865,000)
                                                ------------------------------
                                                $  8,233,000      $  8,869,000
                                                ==============================

                            CCPR Services, Inc.
                    Notes to Financial Statements (continued)


6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                           DECEMBER 31
                                                      1997             1996
                                                -------------------------------
  Land                                          $   1,928,000     $   1,928,000
  Office building                                   9,922,000                 -
  Operating equipment                             118,048,000        90,487,000
  Office furniture and other equipment             23,207,000        15,408,000
  Rental equipment                                    623,000           712,000
  Construction in progress                         12,070,000        17,663,000
                                                -------------------------------
                                                  165,798,000       126,198,000
  Accumulated depreciation                        (46,096,000)      (36,198,000)
                                                -------------------------------
                                                $ 119,702,000     $  90,000,000
                                                ===============================

7.    ACCRUED EXPENSES

Accrued expenses consists of:

                                                           DECEMBER 31
                                                     1997              1996
                                                -------------------------------
  Accrued franchise, property and
      income taxes                              $   2,722,000     $   2,943,000
  Interest payable                                  8,333,000         1,678,000
  Other                                             7,288,000         5,686,000
                                                -------------------------------
                                                $  18,343,000     $  10,307,000
                                                ===============================

8.    RELATED PARTY TRANSACTIONS

Pursuant to the Administration and Management Agreement, Services allocates revenues to the San Juan Cellular Telephone Company based on the completed calls within its license area during the year, and allocates costs to the San Juan Cellular Telephone Company based on the number of cell sites and radio channels in operation or under construction within its license area during the year. During 1997, 1996 and 1995, Services allocated cellular service and equipment revenues of $107,400,000, $96,907,000 and $82,990,000, respectively, and costs of  $71,819,000,  $69,198,000  and  $60,232,000,  respectively,  to the San Juan
Cellular Telephone Company.

                            CCPR Services, Inc.
                    Notes to Financial Statements (continued)


8.    RELATED PARTY TRANSACTIONS (CONTINUED)

In 1995, Services assumed $80,000,000 in long-term debt of CCPR, net of deferred financing costs of $4,958,000. This transaction was recorded by Services as a reduction of the amount due to CCPR ($49,894,000) with the balance ($25,148,000) recorded as a return of capital.

9.   LONG-TERM DEBT

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR. Services and CCPR used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan (see below). In connection with the repayment of the bank loan, Services recorded an extraordinary loss of $4,067,000 from the write-off of unamortized deferred financing costs.

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually as of August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to Services, CCPR and certain subsidiaries of CCPR that limit their ability to, among other things, (i) incur additional indebteness, (ii) pay dividends or make other distributions or restricted payments (except for dividend payments to CCPR and an aggregate of up to $100,000,000 to be used for dividends or restricted payments to CoreComm Incorporated, the parent company of CCPR ("CoreComm")), (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries. The fair value of the Notes at December 31, 1997 based on the quoted market price was $194,000,000.

In April 1995, Services and CCPR entered into a $200,000,000 revolving credit facility with various banks. The line of credit was available until March 31, 1999, on which date it would have converted into a term loan. The terms included the payment of interest each quarter at a floating rate, which was, at the borrower's option, either (a) the higher of the bank's base rate or the Federal Funds Rate plus 1/2%, (b) the London Interbank Offering Rate or (c) the 936 Rate, plus, based on the ratio of CCPR and subsidiaries' debt to cash flow and the floating rate in effect, either .25% to 1.875% or 1.25% to 2.875%. The effective rate on Services' borrowings as of December 31, 1996 and 1995 was 7.01% and 7.23%, respectively. The terms also included an unused commitment fee of 1/2% per annum which was payable quarterly. The carrying amount of the bank loan at December 31, 1996 approximated fair value based on discounted cash flow analysis.

                            CCPR Services, Inc.
                    Notes to Financial Statements (continued)


10.  INCOME TAXES

The provision for income taxes consists of the following:

                                      YEAR ENDED DECEMBER 31
                              1997            1996             1995
                         --------------------------------------------
   Current:
      Federal            $        -       $        -       $        -
      Puerto Rico             2,000          163,000          490,000
                         --------------------------------------------
   Total current              2,000          163,000          490,000
                         --------------------------------------------

   Deferred:
      Federal                     -                -                -
      Puerto Rico                 -          797,000                -
                         --------------------------------------------
   Total deferred                 -          797,000                -
                         --------------------------------------------
                         $    2,000       $  960,000       $  490,000
                         ============================================

Services is included in CCPR's consolidated federal income tax return. In January 1997, Services, CCPR and CoreComm entered into a tax sharing agreement which provides that CCPR and Services will pay to CoreComm (or CoreComm will pay to CCPR or Services, as appropriate) an amount which would equal the amount of federal income taxes for which a company would be liable if such company were not part of the CoreComm consolidated group.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Services' deferred tax liability and asset as of December 31, 1997 and 1996, are as follows:

                                                            DECEMBER 31
                                                     1997                1996
                                                -------------------------------
   Deferred tax liability:
      Tax over book depreciation                $    797,000        $   904,000

   Deferred tax asset:
      Net operating loss carryforwards             6,796,000            107,000
      Valuation allowance for deferred
         tax assets                               (6,796,000)                 -
                                                -------------------------------
   Net deferred tax asset                                  -            107,000
                                                -------------------------------
   Net deferred taxes                           $    797,000        $   797,000
                                                ===============================

As of December 31, 1997, Services had net operating loss carryforwards of $17,427,000 to offset future Puerto Rico taxable income that expire as follows:
$1,313,000 in 1998 , $2,029,000 in 1999, $2,164,000 in 2000, $2,568,000 in 2001,
$4,127,000 in 2002 and $5,226,000 in 2003.

                            CCPR Services, Inc.
                    Notes to Financial Statements (continued)


11.  LEASES

Total rent which was either charged to expense or to the San Juan Cellular Telephone Company during the years ended December 31, 1997, 1996 and 1995 was $3,367,000, $2,852,000 and $2,109,000, respectively.

Future minimum annual lease payments under noncancelable operating leases at December 31, 1997 are: $2,950,000 (1998); $2,748,000 (1999); $2,063,000 (2000),
$1,306,000 (2001); $587,000 (2002) and $3,141,000 thereafter.

In 1997, Services entered into a lease for office space through 2012 which is classified as a capital lease for financial reporting purposes. Accordingly, an asset of $9,922,000 has been recorded. Future minimum annual payments under this lease at December 31, 1997 are as follows:

   1998                                               $ 1,196,000
   1999                                                 1,196,000
   2000                                                 1,196,000
   2001                                                 1,196,000
   2002                                                 1,257,000
   Thereafter                                          12,169,000
                                                      -----------
                                                       18,210,000
   Interest                                            (8,482,000)
                                                      -----------
   Present value of net minimum obligations             9,728,000
   Current portion (included in accrued expenses)        (272,000)
                                                      -----------
                                                      $ 9,456,000
                                                      ===========

12.  PENSION PLAN

Services has a defined contribution plan covering all employees who have completed six months of employment. Services' matching contributions are determined annually. Participants can make salary deferral contributions of 1% to 10% of annual compensation, not to exceed the maximum allowed by law. Costs incurred for 1997, 1996 and 1995 were $187,000, $145,000 and $121,000, respectively.

13. COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 1997, Services was committed to purchase approximately $4,000,000 for cellular network and other equipment and for construction services. In addition, as of December 31, 1997, Services had commitments to purchase cellular telephones and accessories of approximately $1,500,000.

Services is involved in various disputes, arising in the ordinary course of business, which may result in pending or threatened litigation. Services' management expects no material adverse effect on Services' financial condition, results of operations or cash flows to result from these matters.

                               CCPR Services, Inc.

                 Schedule II - Valuation and Qualifying Accounts


             COL. A                      COL. B                  COL. C                 COL. D               COL. E
-----------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                        -------------------------
                                                            (1)            (2)
                                                        -------------------------
                                                                       CHARGED TO
                                       BALANCE AT       CHARGED TO        OTHER
                                      BEGINNING OF      COSTS AND       ACCOUNTS-     DEDUCTIONS -       BALANCE AT END
           DESCRIPTION                   PERIOD          EXPENSES       DESCRIBE       DESCRIBE             OF PERIOD
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
  Allowance for doubtful accounts      $ 3,472,000      $ 6,620,000      $ -          $ (8,253,000)(a)      $ 1,839,000

Year ended December 31, 1996:
  Allowance for doubtful accounts      $ 2,903,000      $ 7,087,000      $ -          $ (6,518,000)(a)      $ 3,472,000

Year ended December 31, 1995:
  Allowance for doubtful accounts      $ 1,127,000      $ 6,164,000      $ -          $ (4,388,000)(a)      $ 2,903,000




(a) - Uncollectible accounts written off, net of recoveries.

                             Form 10-K - Item 14(d)

                       San Juan Cellular Telephone Company

                          Index to Financial Statements


The following financial statements of the San Juan Cellular Telephone Company are included in Item 14(d):

Report of Independent Auditors..........................................S-2
Balance Sheets - December 31, 1997 and 1996.............................S-3
Statements of Operations - Years Ended
   December 31, 1997, 1996 and 1995.....................................S-4
Statement of Changes in Partners' Capital - Years Ended
   December 31, 1997, 1996 and 1995.....................................S-5
Statements of Cash Flows - Years Ended
   December 31, 1997, 1996 and 1995.....................................S-6
Notes to Financial Statements...........................................S-7

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors





The Partners
San Juan Cellular Telephone Company
(A Partnership)


We have audited the accompanying balance sheets of San Juan Cellular Telephone Company (A Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Juan Cellular Telephone Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                    ERNST & YOUNG LLP


San Juan, Puerto Rico
February 27, 1998

                       San Juan Cellular Telephone Company
                                 (A Partnership)

                                 Balance Sheets


                                                             DECEMBER 31,
                                                         1997           1996
                                                    ---------------------------
ASSETS
Current assets:
   Cash                                             $    47,000    $     46,000
   Due from CCPR Services, Inc.                       6,388,000       9,959,000
   Prepaid expenses                                   2,280,000         175,000
                                                    ---------------------------
Total current assets                                  8,715,000      10,180,000

Deferred costs, less accumulated amortization
   of $760,000 (1997) and $674,000 (1996)               163,000         229,000
                                                    ---------------------------

Total assets                                        $ 8,878,000    $ 10,409,000
                                                    ===========================

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable                                 $         -    $     10,000
   Income tax payable                                         -         786,000
                                                    ---------------------------
Total current liabilities                                     -         796,000

Partners' capital:
   Capital contributions                                272,000         272,000
   Undistributed earnings                             8,606,000       9,341,000
                                                    ---------------------------
Total partners' capital                               8,878,000       9,613,000
                                                    ---------------------------

Total liabilities and partners' capital             $ 8,878,000    $ 10,409,000
                                                    ===========================


See accompanying notes.

                       San Juan Cellular Telephone Company
                                 (A Partnership)

                            Statements of Operations


                                                                    YEAR ENDED DECEMBER 31,
                                                          1997               1996               1995
                                                     --------------------------------------------------
Revenues:
   Puerto Rico System allocated revenues             $ 107,400,000       $ 96,907,000      $ 82,990,000
                                                     --------------------------------------------------

Costs and expenses:
   Puerto Rico System allocated expenses                71,819,000         69,198,000        60,232,000
   Administrative and capital usage fees                35,743,000         18,417,000        11,914,000
   General and administrative expenses                     488,000            448,000           361,000
   Depreciation and amortization                            86,000            125,000           152,000
                                                     --------------------------------------------------
                                                       108,136,000         88,188,000        72,659,000
                                                     --------------------------------------------------
Operating income (loss)                                   (736,000)         8,719,000        10,331,000

Interest income                                              1,000              2,000             1,000
                                                     --------------------------------------------------
Income (loss) before income taxes                         (735,000)         8,721,000        10,332,000
Income taxes                                                     -          3,319,000         2,979,000
                                                     --------------------------------------------------

Net income (loss)                                    $    (735,000)       $ 5,402,000       $ 7,353,000
                                                     ==================================================



See accompanying notes.

                       San Juan Cellular Telephone Company
                                 (A Partnership)

                    Statement of Changes in Partners' Capital


Balance at December 31, 1994                                  $ (1,970,000)
Net income for the year ended December 31, 1995                  7,353,000
                                                              ------------
Balance at December 31, 1995                                     5,383,000
Distribution                                                    (1,172,000)
Net income for the year ended December 31, 1996                  5,402,000
                                                              ------------
Balance at December 31, 1996                                     9,613,000
Net loss for the year ended December 31, 1997                     (735,000)
                                                              ------------
Balance at December 31, 1997                                  $  8,878,000
                                                              ============

See accompanying notes.

                       San Juan Cellular Telephone Company
                                 (A Partnership)

                            Statements of Cash Flows


                                                                            YEAR ENDED DECEMBER 31,
                                                                    1997             1996              1995
                                                              ------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                             $   (735,000)      $ 5,402,000      $  7,353,000
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                                   86,000           125,000           152,000
    Changes in operating assets and liabilities:
       Prepaid expenses                                         (2,105,000)          991,000        (1,116,000)
       Due from CCPR Services, Inc.                              3,571,000        (3,414,000)       (6,545,000)
       Deferred costs                                              (20,000)                -                 -
       Accounts payable                                            (10,000)            6,000             4,000
       Income tax payable                                         (786,000)       (2,008,000)        2,550,000
       Due to CCPR Services, Inc.                                        -                 -        (2,325,000)
                                                              ------------------------------------------------
Net cash provided by operating activities                            1,000         1,102,000            73,000

FINANCING ACTIVITIES
Distribution                                                             -        (1,172,000)                -
                                                              ------------------------------------------------
Net increase (decrease) in cash                                      1,000           (70,000)           73,000
Cash at beginning of year                                           46,000           116,000            43,000
                                                              ------------------------------------------------
Cash at end of year                                           $     47,000       $    46,000      $    116,000
                                                              ================================================

Supplemental disclosure of cash flow information:
      Income taxes paid                                       $  2,571,000      $  5,327,000      $    429,000


See accompanying notes.

                       San Juan Cellular Telephone Company
                                 (A Partnership)

                          Notes to Financial Statements


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

San Juan Cellular Telephone Company (the "Partnership") was formed on February 21, 1986 for the purpose of constructing and operating a cellular telephone system in the San Juan/Caguas, Puerto Rico Metropolitan Statistical Area.

In March 1988, the Partnership was issued a permit to construct a cellular system in San Juan/Caguas by the Federal Communications Commission ("FCC").

Profits and losses of the Partnership are allocated in accordance with the provisions of the Partnership agreement. The allocation is generally based on each partner's ownership interest in the Partnership.

As of February 1993, Cellular Communications of Puerto Rico, Inc. ("CCPR"), either directly or through its wholly-owned subsidiaries, owned 93.854% of the Partnership interests. In February 1996, a wholly-owned subsidiary of CCPR, CCPR Services, Inc. ("Services"), acquired the remaining Partnership interests. In addition, the Partnership made a special cash distribution of $1,172,000. In January 1997, Services made a cash payment to CCPR of $80,000,000 in exchange for a 21% interest in the Partnership. As of January 1997, Services owns 27.146% of the Partnership interests and CCPR (directly and through subsidiaries other than Services) owns the remaining interests.

The business of the Partnership is currently dependent on the trends in the use of cellular telephone services and is subject to economic, social, political and governmental conditions in Puerto Rico. The sale of cellular services is becoming increasingly competitive. The Partnership previously had one cellular competitor, but now it has many wireless competitors due to the introduction of broadband personal communications services ("PCS") on frequencies recently auctioned by the FCC and specialized mobile radio ("SMR") services on existing SMR frequencies. Increased competition has resulted in pricing pressure, which contributes to lower revenues per customer and higher customer acquisition costs.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                       San Juan Cellular Telephone Company
                                 (A Partnership)

                    Notes to Financial Statements (continued)


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED COSTS

Deferred costs include license acquisition costs incurred to obtain the FCC permit. These costs are being amortized by the straight-line method over ten years (the life of the FCC license). Deferred costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

2.  INCOME TAXES

The Partnership is subject to Puerto Rico income taxes on its income. Income taxes for the years ended December 31, 1996 and 1995 of $3,319,000 and $2,979,000, respectively, represent current provisions for Puerto Rico income taxes.

No provision has been made in the accompanying financial statements for federal income tax since, pursuant to provisions of the Internal Revenue Code, each item of income, gain, loss, deduction or credit is reportable by the partners.

3.  RELATED PARTY TRANSACTIONS

On April 2, 1991, the partners of the Partnership approved the terms and conditions whereby Services will manage and operate the Partnership's cellular system. Pursuant to these terms and conditions, Services collects revenues and incurs expenditures on behalf of the Partnership. These revenues are allocated based on the completed calls within the Partnership's license area during the year, and expenses are allocated based on the cell sites and radio channels in operation or under construction within the Partnership's license area during the year. In addition, a portion of Services' administrative and capital use costs are charged to the Partnership.

During the years ended December 31, 1997, 1996 and 1995, the Partnership's revenues consisted of allocated revenues. During the years ended December 31, 1997, 1996 and 1995, allocated expenses were $71,819,000, $69,198,000 and
$60,232,000, respectively, and administrative and capital usage fees charged by Services were $35,743,000, $18,417,000 and $11,914,000, respectively.

4.  SUBSEQUENT EVENT

In January 1998, the Partnership purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. The promissory note bears interest at 7.95% per annum payable semiannually beginning in July 1998 and the principal is payable in January 2003. Costs of $305,000 were incurred in connection with this acquisition.