Form 10-Q
period 1998-03-31
CCPR SERVICES INC
filed 1998-05-15
CIK 1038374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.               333-26055
                   -------------------------------------------------------------


                               CCPR SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-3120943
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


110 East 59th Street, New York, New York                          10022
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

The number of shares outstanding of the issuer's common stock as of March 31, 1998 was 1,400.

                               CCPR Services, Inc.

                                      Index




PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1. Financial Statements

        Condensed Balance Sheets -
        March 31, 1998 and December 31, 1997 ................................  2

        Condensed  Statements of Operations -
        Three months ended March 31, 1998 and 1997 ..........................  3

        Condensed Statement of Shareholders'
        (Deficiency) - Three months ended March 31, 1998 ....................  4

        Condensed Statements of Cash Flows -
        Three months ended March 31, 1998 and 1997 ..........................  5

        Notes to Condensed Financial Statements .............................  6

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition .................................. 10

PART II. OTHER INFORMATION
------------------------------

Item 6. Exhibits and Reports on Form 8-K .................................... 14

SIGNATURES................................................................... 15
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CCPR Services, Inc.
                            Condensed Balance Sheets


                                                         MARCH 31,      DECEMBER 31,
                                                           1998             1997
                                                      ------------------------------
                                                        (Unaudited)      (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                          $   9,479,000    $   9,181,000
   Marketable securities                                          -          235,000
   Accounts receivable - trade, less allowance
     for doubtful accounts of $1,535,000 (1998)
     and $1,839,000 (1997)                               17,846,000       17,847,000
   Due from affiliates                                    8,731,000       12,313,000
   Equipment inventory                                    4,966,000        2,497,000
   Prepaid expenses and other current assets              2,155,000        3,108,000
                                                      ------------------------------
Total current assets                                     43,177,000       45,181,000

Property, plant and equipment, net                      120,353,000      119,702,000
Investment in San Juan Cellular Telephone Company        98,311,000       98,822,000
Unamortized license acquisition costs                     8,074,000        8,233,000
Deferred financing costs, less accumulated
   amortization of $755,000 (1998) and $584,000 (1997)    6,035,000        6,206,000
Other assets, less accumulated amortization of
   $1,204,000 (1998) and $1,046,000 (1997)                1,083,000          938,000
                                                      ------------------------------
                                                      $ 277,033,000    $ 279,082,000
                                                      ==============================

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Current liabilities:
   Accounts payable                                   $   8,443,000    $   6,335,000
   Accrued expenses                                      12,042,000       18,343,000
   Due to affiliates                                     45,127,000       44,897,000
   Deferred revenue                                       4,975,000        3,094,000
                                                      ------------------------------
Total current liabilities                                70,587,000       72,669,000

Long-term debt                                          200,000,000      200,000,000
Obligation under capital lease                            9,384,000        9,456,000
Commitments and contingent liabilities

Shareholders' (deficiency):
   Common stock - $1 par value; authorized 1,500
     shares; issued and outstanding 1,400 shares              1,000            1,000
   Additional paid-in capital                            19,513,000       19,513,000
   (Deficit)                                            (22,452,000)     (22,557,000)
                                                      ------------------------------
                                                         (2,938,000)      (3,043,000)
                                                      ------------------------------
                                                      $ 277,033,000    $ 279,082,000
                                                      ==============================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                               CCPR Services, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                     THREE MONTHS ENDED
                                                         MARCH 31
                                              ----------------------------
                                                   1998            1997
                                              ----------------------------
REVENUES:
Administrative  and capital usage fees
   charged  to San Juan Cellular Telephone
   Company                                    $ 10,037,000    $  7,604,000
Service revenue                                  5,087,000       4,737,000
Equipment revenue                                  709,000         507,000
Equity in net income of San Juan
   Cellular Telephone Company                      126,000         135,000
                                              ----------------------------
                                                15,959,000      12,983,000

COSTS AND EXPENSES:
Cost of equipment sold                             635,000         624,000
Operating expenses                                 825,000         792,000
Selling, general and administrative expenses     2,747,000       2,644,000
Depreciation of rental equipment                    83,000          42,000
Depreciation expense                             5,536,000       3,492,000
Amortization expense                               984,000         797,000
                                              ----------------------------
                                                10,810,000       8,391,000
                                              ----------------------------
Operating  income                                5,149,000       4,592,000

OTHER INCOME (EXPENSE):
Intercompany interest income                       115,000         127,000
Interest income and other, net                      28,000          36,000
Interest expense                                (5,187,000)     (3,983,000)
                                              ----------------------------
Income before income taxes and extraordinary
  item                                             105,000         772,000
Income tax provision                                     -        (182,000)
                                              ----------------------------
Income before extraordinary item                   105,000         590,000
Loss from early extinguishment of debt, net
  of income tax benefit of $316,000                      -      (3,752,000)
                                              ----------------------------
Net income (loss)                             $    105,000    $ (3,162,000)
                                              ============================

See accompanying notes.

                               CCPR Services, Inc.
                   Condensed Statement of Shareholders' (Deficiency)
                                   (Unaudited)


                                           COMMON STOCK        ADDITIONAL
                                        ------------------      PAID-IN
                                         SHARES    AMOUNT       CAPITAL         (DEFICIT)
                                        --------------------------------------------------

Balance, December 31, 1997              1,400     $ 1,000    $ 19,513,000    $ (22,557,000)
Net income for the three months ended
   March 31, 1998                                                                  105,000
                                        --------------------------------------------------
Balance, March 31, 1998                 1,400     $ 1,000    $ 19,513,000    $ (22,452,000)
                                        ==================================================

See accompanying notes.

                               CCPR Services, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                          ------------------------------
                                                               1998             1997
                                                          ------------------------------

Net cash provided by operating activities                 $  7,474,000    $    6,655,000
                                                          ------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of marketable securities              235,000         2,257,000
Purchase of San Juan Cellular Telephone Company
    interest                                                         -       (80,000,000)
Acquisition of property, plant and equipment                (7,419,000)       (6,803,000)
Proceeds from sale of property, plant and equipment             73,000            90,000
                                                          ------------------------------
Net cash (used in) investing activities                     (7,111,000)      (84,456,000)
                                                          ------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of notes, net of financing costs              -       193,968,000
Repayment of bank loan                                               -      (115,000,000)
Principal payments of capital lease obligation                 (65,000)                -
                                                          ------------------------------
Net cash provided by (used in) financing activities            (65,000)       78,968,000
                                                          ------------------------------

Increase in cash and cash equivalents                          298,000         1,167,000
Cash and cash equivalents at beginning of period             9,181,000         1,921,000
                                                          ------------------------------
Cash and cash equivalents at end of period                $  9,479,000    $    3,088,000
                                                          ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
    of amounts capitalized                                $ 10,124,000    $    2,327,000
Income taxes paid                                                3,000                 -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liabilities incurred to acquire property, plant and
  equipment                                               $  1,938,000    $    1,000,000

See accompanying notes.

                               CCPR Services, Inc.
               Notes to Condensed Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

CCPR Services,  Inc. (the  "Company") is a  wholly-owned  subsidiary of Cellular
Communications of Puerto Rico, Inc. ("CCPR"). Effective December 31, 1997, certain subsidiaries of CCPR merged with and into the Company. This transaction was accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a "pooling of interests." Accordingly, the Company's financial statements have been restated to include the results of the merged entities. All material intercompany accounts have been eliminated.

NOTE B - INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY

The investment in the San Juan Cellular Telephone Company consists of the following:

                                        MARCH 31,      DECEMBER 31,
                                          1998            1997
                                     ------------------------------
                                       (Unaudited)
Purchase of San Juan Cellular
  Telephone Company interests        $ 101,592,000    $ 101,592,000
Equity in accumulated net income           231,000          105,000
                                     ------------------------------
                                       101,823,000      101,697,000
Accumulated amortization                (3,512,000)      (2,875,000)
                                     ------------------------------
                                     $  98,311,000    $  98,822,000
                                     ==============================

                               CCPR Services, Inc.
         Notes to Condensed Financial Statements (unaudited) (continued)

NOTE B - INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY (CONTINUED)

The following summarizes the assets, liabilities and partners' capital of the San Juan Cellular Telephone Company:

                                            MARCH 31,     DECEMBER 31,
                                              1998            1997
                                          ---------------------------
                                           (Unaudited)
ASSETS
Current assets                            $  9,537,000    $ 8,715,000
Unamortized license acquisition costs       17,476,000              -
Deferred costs, net                            140,000        163,000
                                          ---------------------------
                                          $ 27,153,000    $ 8,878,000
                                          ===========================

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities                       $  8,909,000    $         -
Note payable                                 8,900,000              -
Partners' capital                            9,344,000      8,878,000
                                          ---------------------------
                                          $ 27,153,000    $ 8,878,000
                                          ===========================

The following summarizes the unaudited results of operations of the San Juan Cellular Telephone Company:

                                          THREE MONTHS ENDED MARCH 31
                                          ----------------------------
                                              1998             1997
                                          ----------------------------

Revenues                                  $ 27,949,000    $ 27,540,000
Cost and expenses                           27,241,000      26,639,000
                                          ----------------------------
Operating income                               708,000         901,000
Interest income                                  2,000               -
Interest expense                              (177,000)              -
                                          ----------------------------
Income before income taxes                     533,000         901,000
Income taxes                                   (67,000)       (405,000)
                                          ----------------------------
Net income                                $    466,000    $    496,000
                                          ============================

                              CCPR Services, Inc.
        Notes to Condensed Financial Statements (unaudited) (continued)


NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                   MARCH 31,     DECEMBER 31,
                                                     1998            1997
                                                 ----------------------------
                                                   (Unaudited)

Deferred cellular license costs                  $  3,252,000    $  3,252,000
Excess of purchase price paid over the fair
   market value of tangible assets acquired        10,482,000      10,482,000
                                                 ----------------------------
                                                   13,734,000      13,734,000
Accumulated amortization                           (5,660,000)     (5,501,000)
                                                 ----------------------------
                                                 $  8,074,000    $  8,233,000
                                                 ============================

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                  MARCH 31,        DECEMBER 31,
                                                    1998               1997
                                              --------------------------------
                                               (Unaudited)

Land                                          $   1,928,000      $   1,928,000
Office building                                   9,922,000          9,922,000
Operating equipment                             123,395,000        118,048,000
Office furniture and other equipment             25,254,000         23,207,000
Rental equipment                                    773,000            623,000
Construction in progress                         10,684,000         12,070,000
                                              --------------------------------
                                                171,956,000        165,798,000
Accumulated depreciation                        (51,603,000)       (46,096,000)
                                              --------------------------------
                                              $ 120,353,000      $ 119,702,000
                                              ================================

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of:
                                                    MARCH 31,     DECEMBER 31,
                                                      1998            1997
                                                 ----------------------------
                                                  (Unaudited)

Accrued franchise, property and income taxes     $  2,855,000    $  2,722,000
Interest payable                                    3,333,000       8,333,000
Other                                               5,854,000       7,288,000
                                                 ----------------------------
                                                 $ 12,042,000    $ 18,343,000
                                                 ============================

                              CCPR Services, Inc.
        Notes to Condensed Financial Statements (unaudited) (continued)


NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

As of March 31, 1998, the Company was committed to purchase approximately $3,000,000 for cellular network and other equipment and for construction services. In addition, as of March 31, 1998, the Company had commitments to purchase cellular telephones and accessories of approximately $420,000.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use its service mark which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1998 were $278,000, which were determined by the size of the Company's markets.

                              CCPR Services, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


Effective December 31, 1997, certain subsidiaries of Cellular Communications of Puerto Rico, Inc. ("CCPR") merged with and into CCPR Services, Inc. (the "Company"). The Company is a wholly-owned subsidiary of CCPR, and CCPR is a wholly-owned subsidiary of CoreComm. As a result of these mergers, the Company owns and operates a portion of CCPR's Puerto Rico cellular system. The Company manages and operates the remainder in accordance with an Administration and Management Agreement between the Company and the San Juan Cellular Telephone Company ("SJCTC")(a general partnership). The Company owns 27.146% of the partnership interests in SJCTC, and CCPR directly or through subsidiaries owns the remaining 72.854% of the interests.

These mergers have been accounted for in a manner similar to a pooling of interests since all of the companies were wholly-owned by CCPR. Accordingly, all prior periods presented have been restated to include the combined results of operations of the Company and the merged companies. The Company charges SJCTC an administrative fee based on its revenues and a capital usage fee which is the recovery of a portion of the Company's capital costs.


                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997
------------------------------------------

Administrative and capital usage fees charged to SJCTC increased to $10,037,000 from $7,604,000 primarily because of increases in capital costs in the SJCTC license area.

Service revenue increased to $5,087,000 from $4,737,000 as a result of subscriber growth.

The income (loss) from equipment, before depreciation of rental equipment, increased to income of $74,000 from a loss of $117,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change.

Equity in net income of SJCTC decreased to $126,000 from $135,000 as a result of the increase in capital usage fees charged to SJCTC.

Operating expenses increased to $825,000 from $792,000 primarily due to increased usage of the network and additional costs associated with the expanded network.

Selling, general and administrative expenses increased to $2,747,000 from $2,644,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base.

                              CCPR Services, Inc.


Depreciation of rental equipment increased to $83,000 from $42,000 due to an increase in the number of rental telephones.

Depreciation expense increased to $5,536,000 from $3,492,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $984,000 from $797,000 primarily due to increases in investment in SJCTC.

Interest expense increased to $5,187,000 from $3,983,000 as a result of the issuance of the Senior Subordinated Notes on January 28, 1997 and the office building capital lease obligation beginning in April 1997.

The provision for income taxes decreased to zero from $182,000 due to the decrease in Puerto Rico taxable income.

In connection with the repayment of the bank loan, the Company recorded an extraordinary loss of $4,068,000 ($3,752,000 net of income tax benefit) in 1997 from the write-off of unamortized deferred financing costs.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its Puerto Rico cellular system and for debt service. The Company is currently adding cell sites and increasing capacity throughout Puerto Rico. The Company expects to use approximately $18,800,000 in 1998 for contemplated additions to the Puerto Rico cellular network and for other non-cell site related capital expenditures. The Company's commitments at March 31, 1998 of $3,000,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash and cash equivalents on hand, cash from operations and cash from CCPR.

CCPR has received loans from CoreComm of $28,446,000 as of March 31, 1998, which are non-interest bearing and are due on June 30, 1998. CCPR used the funds to make loans to the Company.

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

                              CCPR Services, Inc.


The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually as of August 1, 1997. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain convenants with respect to the Company, CCPR and certain subsidiaries of CCPR that limit their ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments (except for dividend payments to CCPR and an aggregate of up to $100,000,000 to be used for dividends or restricted payments to CoreComm),
(iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

Cash provided by operating activities was $7,474,000 and $6,655,000 for the three months ended March 31, 1998 and 1997, respectively. The change is primarily due to increased depreciation and amortization and changes in operating assets and liabilities. Purchases of property, plant and equipment of $7,419,000 in 1998 were primarily for additional cell sites and increased capacity in the Puerto Rico cellular network.

Write-offs of accounts receivable, net of recoveries as a percentage of service revenues was 4.9% for the three months ended March 31, 1998 compared to 7.1% for the year ended December 31, 1997. This percentage decreased because the Company has increased prepaid subscribers and improved credit procedures.

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

                              CCPR Services, Inc.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Puerto Rico, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital.

                              CCPR Services, Inc.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               27. Financial Data Schedule

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CCPR SERVICES, INC.


Date:  May 13, 1998                   By: /s/ Stanton N. Williams
                                      ------------------------------------------
                                      Stanton N. Williams
                                      Vice President and Chief Financial Officer


Date:  May 13, 1998                   By: /s/ Gregg Gorelick
                                      ------------------------------------------
                                      Gregg Gorelick
                                      Vice President-Controller
                                      (Principal Accounting Officer)