Form 10-Q
period 1998-06-30
CCPR SERVICES INC
filed 1998-08-14
CIK 1038374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                 333-26055
                    ------------------------------------------------------------


                               CCPR SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-3120943
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


110 East 59th Street, New York, New York                        10022
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

The number of shares outstanding of the issuer's common stock as of June 30, 1998 was 1,400.

                               CCPR Services, Inc.

                                      Index


PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Condensed Balance Sheets
         June 30, 1998 and December 31, 1997..............................    2

         Condensed Statements of Operations
         Three and six months ended June 30, 1998 and 1997................    3

         Condensed Statement of Shareholder's (Deficiency)
         Six months ended June 30, 1998...................................    4

         Condensed Statements of Cash Flows
         Six months ended June 30, 1998 and 1997..........................    5

         Notes to Condensed Financial Statements..........................    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition...............................   11

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................   17

SIGNATURES................................................................   18
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CCPR Services, Inc.

                            Condensed Balance Sheets

                                                                               JUNE 30,           DECEMBER 31,
                                                                                 1998                 1997
                                                                            ----------------------------------
                                                                             (Unaudited)            (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                               $  18,338,000         $   9,181,000
   Marketable securities                                                               -               235,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $1,655,000 (1998) and $1,839,000 (1997)                      16,496,000            17,847,000
   Due from affiliates                                                         6,056,000            12,313,000
   Equipment inventory                                                         3,656,000             2,497,000
   Prepaid expenses                                                            6,114,000             3,108,000
                                                                           -----------------------------------
Total current assets                                                          50,660,000            45,181,000

Property, plant and equipment, net                                           119,248,000           119,702,000
Investment in San Juan Cellular Telephone Company                             97,895,000            98,822,000
Unamortized license acquisition costs                                          7,948,000             8,233,000
Deferred financing costs, net of accumulated
   amortization of $926,000 (1998) and $584,000 (1997)                         5,864,000             6,206,000
Other assets, net of accumulated amortization
   of $522,000 (1998) and $1,046,000 (1997)                                    1,090,000               938,000
                                                                           -----------------------------------
Total assets                                                               $ 282,705,000         $ 279,082,000
                                                                           ===================================

LIABILITIES AND SHAREHOLDER'S (DEFICIENCY)
Current liabilities:
   Accounts payable                                                        $   7,845,000         $   6,335,000
   Accrued expenses                                                           17,063,000            18,343,000
   Due to affiliates                                                          45,884,000            44,897,000
   Deferred revenue                                                            4,004,000             3,094,000
                                                                           -----------------------------------
Total current liabilities                                                     74,796,000            72,669,000

Long-term debt                                                               200,000,000           200,000,000
Obligation under capital lease                                                 9,310,000             9,456,000
Commitments and contingent liabilities

Shareholder's (deficiency):
   Common stock - $1 par value; authorized 1,500 shares;
      issued and outstanding 1,400 shares                                          1,000                 1,000
   Additional paid-in capital                                                 19,513,000            19,513,000
   (Deficit)                                                                 (20,915,000)          (22,557,000)
                                                                           -----------------------------------
                                                                              (1,401,000)           (3,043,000)
                                                                           -----------------------------------
Total liabilities and shareholder's (deficiency)                           $ 282,705,000         $ 279,082,000
                                                                           ===================================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                               CCPR Services, Inc.

                 Condensed Statements of Operations (Unaudited)

                                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                    JUNE 30                                  JUNE 30
                                                       --------------------------------        --------------------------------
                                                            1998                1997                 1998               1997
                                                       --------------------------------        --------------------------------
REVENUES:
Administrative and capital usage fees charged
   to San Juan Cellular Telephone Company              $ 11,283,000        $  8,980,000        $  21,320,000       $ 16,584,000
Service revenue                                           5,546,000           4,622,000           10,633,000          9,359,000
Equipment revenue                                           801,000             447,000            1,510,000            954,000
Equity in net income of San Juan Cellular
   Telephone Company                                        218,000              74,000              344,000            209,000
                                                       --------------------------------        --------------------------------
                                                         17,848,000          14,123,000           33,807,000         27,106,000

COST AND EXPENSES:
Cost of equipment sold                                      688,000             496,000            1,323,000          1,120,000
Operating expenses                                          860,000             825,000            1,685,000          1,617,000
Selling, general and administrative expenses              2,674,000           2,663,000            5,421,000          5,307,000
Depreciation of rental equipment                            102,000              51,000              185,000             93,000
Depreciation expense                                      5,925,000           3,857,000           11,461,000          7,349,000
Amortization expense                                        942,000           1,061,000            1,926,000          1,858,000
                                                       --------------------------------        --------------------------------
                                                         11,191,000           8,953,000           22,001,000         17,344,000
                                                       --------------------------------        --------------------------------
Operating income                                          6,657,000           5,170,000           11,806,000          9,762,000

OTHER INCOME (EXPENSE):
Intercompany interest income                                 87,000             131,000              202,000            258,000
Interest income and other, net                               10,000             (71,000)              38,000            (35,000)
Interest expense                                         (5,217,000)         (5,075,000)         (10,404,000)        (9,058,000)
                                                       --------------------------------        --------------------------------
Income before income taxes and
    extraordinary item                                    1,537,000             155,000            1,642,000            927,000
Income tax provision                                              -            (155,000)                   -           (337,000)
                                                       --------------------------------        --------------------------------
Income before extraordinary item                          1,537,000                   -            1,642,000            590,000
Loss from early extinguishment of debt,
    net of income tax benefit of $742,000                         -             426,000                    -         (3,326,000)
                                                       --------------------------------        --------------------------------
Net income (loss)                                      $  1,537,000        $    426,000        $   1,642,000       $ (2,736,000)
                                                       ================================        ================================


See accompanying notes.

                               CCPR Services, Inc.

          Condensed Statement of Shareholder's (Deficiency) (Unaudited)

                                             COMMON STOCK            ADDITIONAL
                                        ----------------------        PAID-IN
                                         SHARES        AMOUNT         CAPITAL           (DEFICIT)            TOTAL
                                        -----------------------------------------------------------------------------

Balance, December 31, 1997                1,400       $ 1,000        $ 19,513,000     $ (22,557,000)     $ (3,043,000)
Net income for the six months
   ended June 30, 1998                                                                    1,642,000         1,642,000
                                        -----------------------------------------------------------------------------
Balance, June 30, 1998                    1,400       $ 1,000        $ 19,513,000     $ (20,915,000)     $ (1,401,000)
                                        =============================================================================




See accompanying notes.

                               CCPR Services, Inc.

                 Condensed Statements of Cash Flows (Unaudited)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30
                                                                           ----------------------------------
                                                                                 1998                1997
                                                                           ----------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $  21,608,000       $   11,344,000

INVESTING ACTIVITIES
Proceeds from maturities of marketable securities                                235,000            5,707,000
Purchase of San Juan Cellular Telephone Company interest                               -          (80,000,000)
Acquisition of property, plant and equipment                                 (12,553,000)         (15,646,000)
                                                                           ----------------------------------
Net cash (used in) investing activities                                      (12,318,000)         (89,939,000)

FINANCING ACTIVITIES
Proceeds from issuance of notes, net of financing costs                                -          193,695,000
Repayment of bank loan                                                                 -         (115,000,000)
Principal payments of capital lease obligation                                  (133,000)             (68,000)
                                                                           ----------------------------------
Net cash provided by (used in) financing activities                             (133,000)          78,627,000
                                                                           ----------------------------------
Increase in cash and cash equivalents                                          9,157,000               32,000
Cash and cash equivalents at beginning of period                               9,181,000            1,921,000
                                                                           ----------------------------------
Cash and cash equivalents at end of period                                 $  18,338,000       $    1,953,000
                                                                           ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive of amounts
   capitalized                                                             $  10,404,000       $    2,403,000
Income taxes paid                                                                  4,000               67,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Capital lease obligation incurred to acquire office building               $           -       $    9,922,000
Liabilities incurred to acquire property, plant and equipment                  1,643,000            6,263,000


See accompanying notes.

                               CCPR Services, Inc.

               Notes to Condensed Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE B - INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY

The investment in the San Juan Cellular Telephone Company ("SJCTC") consists of the following:

                                                   JUNE 30,         DECEMBER 31,
                                                    1998                1997
                                               --------------------------------
                                                 (Unaudited)
   Purchase of San Juan Cellular Telephone
     Company interests                         $ 101,592,000      $ 101,592,000
   Equity in accumulated net income                  449,000            105,000
                                               --------------------------------
                                                 102,041,000        101,697,000
   Accumulated amortization                       (4,146,000)        (2,875,000)
                                               --------------------------------
                                               $  97,895,000      $  98,822,000
                                               ================================

                               CCPR Services, Inc.

NOTE B - INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY (CONTINUED)

The following summarizes the assets, liabilities and partners' capital of the San Juan Cellular Telephone Company:

                                                 JUNE 30,          DECEMBER 31,
                                                   1998                1997
                                              --------------------------------
                                               (Unaudited)
   ASSETS
   Current assets                             $ 10,650,000         $ 8,715,000
   Unamortized license acquisition costs        17,366,000                   -
   Deferred costs, net                             118,000             163,000
                                              --------------------------------
                                              $ 28,134,000         $ 8,878,000
                                              ================================

   LIABILITIES AND PARTNERS' CAPITAL
   Current liabilities                        $  9,087,000         $         -
   Note payable                                  8,900,000                   -
   Partners' capital                            10,147,000           8,878,000
                                              --------------------------------
                                              $ 28,134,000         $ 8,878,000
                                              ================================

The following summarizes the unaudited results of operations of the San Juan Cellular Telephone Company:

                                                   SIX MONTHS ENDED JUNE 30
                                              --------------------------------
                                                   1998                1997
                                              --------------------------------

   Revenues                                   $ 58,372,000        $ 56,310,000
   Cost and expenses                            56,751,000          55,542,000
                                              --------------------------------
   Operating income                              1,621,000             768,000
   Interest income                                   2,000                   -
   Interest expense                               (354,000)                  -
                                              --------------------------------
   Net income                                 $  1,269,000        $    768,000
                                              ================================

                              CCPR Services, Inc.

NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                   JUNE 30,         DECEMBER 31,
                                                     1998               1997
                                                 ------------------------------
                                                  (Unaudited)

  Deferred cellular license costs                $  3,252,000      $  3,252,000
  Excess of purchase price paid over the fair
     market value of tangible assets acquired      10,482,000        10,482,000
                                                 ------------------------------
                                                   13,734,000        13,734,000
  Accumulated amortization                         (5,786,000)       (5,501,000)
                                                 ------------------------------
                                                 $  7,948,000      $  8,233,000
                                                 ==============================

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                    JUNE 30,        DECEMBER 31,
                                                      1998              1997
                                                 ------------------------------
                                                   (Unaudited)

  Land                                           $   1,928,000     $  1,928,000
  Office building                                    9,922,000        9,922,000
  Operating equipment                              126,710,000      118,048,000
  Office furniture and other equipment              28,779,000       23,207,000
  Rental equipment                                   1,118,000          623,000
  Construction in progress                           8,338,000       12,070,000
                                                 ------------------------------
                                                   176,795,000      165,798,000
  Accumulated depreciation                         (57,547,000)     (46,096,000)
                                                 ------------------------------
                                                 $ 119,248,000    $ 119,702,000
                                                 ==============================

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of:

                                                   JUNE 30,         DECEMBER 31
                                                     1998               1997
                                                 ------------------------------
                                                  (Unaudited)

  Accrued franchise, property and income taxes   $  2,915,000      $  2,722,000
  Interest payable                                  8,333,000         8,333,000
  Other                                             5,815,000         7,288,000
                                                 ------------------------------
                                                 $ 17,063,000      $ 18,343,000
                                                 ==============================

                              CCPR Services, Inc.

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 1998, the Company was committed to purchase approximately $2,600,000 for cellular network and other equipment and for construction services. In addition, as of June 30, 1998, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $700,000.

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

NOTE G - NEW BANK LOAN

In August 1998, the Company entered into a $170,000,000 credit agreement with various banks. The Company has borrowed $155,000,000 which, along with cash on hand of $7,000,000, was used to repay amounts due to CCPR of $30,000,000, to purchase a 23.5% interest in SJCTC from CCPR for cash of $120,000,000, to pay fees incurred in connection with the new bank loan of approximately $3,000,000 and to make a term loan to SJCTC of $8,900,000 in order for SJCTC to repay its note payable to a third party, which repayment was a condition of the bank loan. CCPR used $30,000,000 to repay most of its loan payable to its parent company, CoreComm Incorporated ("CoreComm"), and CCPR made a cash distribution of $120,000,000 to CoreComm. CoreComm is planning to make a capital contribution to its wholly-owned subsidiary, CoreComm Limited, of $150,000,000 in cash or in-kind and spinning out 100% of CoreComm Limited and its subsidiaries to CoreComm's shareholders.

The Company has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at the Company's option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on the Company's borrowings as of August 12, 1998 was 8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

In connection with the bank loan, CCPR has pledged to the banks the stock of its subsidiaries and CCPR and its subsidiaries have given the banks a security interest in their assets. CCPR and its other subsidiaries have guaranteed the payment in full when due of the principal, interest and

                              CCPR Services, Inc.

NOTE G - NEW BANK LOAN (CONTINUED)

fees owing under the bank loan. The bank loan also includes, among other things, restrictions on CCPR and its subsidiaries (i) dividend payments, (ii) acquisitions, (iii) investments, (iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that CCPR and subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

The Company incurred costs of approximately $3,000,000 in connection with the bank loan which will be included in deferred financing costs.

                               CCPR Services, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


Effective December 31, 1997, certain subsidiaries of Cellular Communications of Puerto Rico, Inc. ("CCPR") merged with and into CCPR Services, Inc. (the "Company"). The Company is a wholly-owned subsidiary of CCPR, and CCPR is a wholly-owned subsidiary of CoreComm Incorporated ("CoreComm"). These mergers have been accounted for in a manner similar to a pooling of interests since all of the companies were wholly-owned by CCPR. Accordingly, all prior periods presented have been restated to include the combined results of operations of the Company and the merged companies. As a result of these mergers, the Company owns and operates a portion of CCPR's Puerto Rico cellular system. The Company manages and operates the remainder in accordance with an Administration and Management Agreement between the Company and the San Juan Cellular Telephone Company ("SJCTC") (a general partnership). The Company owned 27.146% of the partnership interests in SJCTC, and CCPR directly or through subsidiaries owned the remaining 72.854% of the interests. In August 1998, the Company acquired an additional 23.5% interest in SJCTC from CCPR for cash of $120,000,000.

The Company collects revenues and incurs costs on behalf of SJCTC. These revenues and costs are allocated by the Company to SJCTC based on methods described in the Administration and Management Agreement. The Company also charges SJCTC an administrative fee based on its revenues and a capital usage fee which is the recovery of a portion of the Company's capital costs.

                              RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997
-----------------------------------------

Administrative and capital usage fees charged to SJCTC increased to $11,283,000 from $8,980,000 primarily because of increases in capital costs in the SJCTC license area.

Service revenue increased to $5,546,000 from $4,622,000 as a result of subscriber growth. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in a decrease in average monthly revenue per cellular subscriber.

The income (loss) from equipment, before depreciation of rental equipment, increased to income of $113,000 from a loss of $49,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change.

                               CCPR Services, Inc.


Equity in net income of SJCTC increased to $218,000 from $74,000 as a result of the increase in net income of SJCTC.

Operating expenses increased to $860,000 from $825,000 primarily due to a decrease in the percentage of total Puerto Rico cellular system operating expenses charged to SJCTC, although total Puerto Rico cellular system operating expenses declined in the second quarter of 1998 compared to the second quarter of 1997.

Selling, general and administrative expenses increased to $2,674,000 from $2,663,000 primarily due to a decrease in the percentage of total Puerto Rico cellular system selling, general and administrative expenses charged to SJCTC, although total Puerto Rico cellular system selling, general and administrative expenses declined in the second quarter of 1998 compared to the second quarter of 1997.

Depreciation of rental equipment increased to $102,000 from $51,000 due to an increase in the number of rental telephones.

Depreciation expense increased to $5,925,000 from $3,857,000 primarily because of an increase in property, plant and equipment.

Amortization expense decreased to $942,000 from $1,061,000 primarily due to certain deferred costs becoming fully amortized.

Interest expense increased to $5,217,000 from $5,075,000 primarily as a result of the office building capital lease obligation beginning in April 1997.

The provision for income taxes decreased to zero from $155,000 due to the decrease in Puerto Rico taxable income.

In connection with the repayment of the bank loan, the Company recorded an extraordinary loss of $4,068,000 ($3,326,000 net of income tax benefit) in 1997 from the write-off of unamortized deferred financing costs.

Six Months Ended June 30, 1998 and 1997
---------------------------------------

Administrative and capital usage fees charged to SJCTC increased to $21,320,000 from $16,584,000 primarily because of increases in capital costs in the SJCTC license area.

Service revenue increased to $10,633,000 from $9,359,000 as a result of subscriber growth. Lower average revenue and minutes of use of new prepaid subscribers and the selection by exisiting subscribers of alternate rate plans resulted in a decrease in average monthly revenue per cellular subscriber.

                               CCPR Services, Inc.


The income (loss) from equipment, before depreciation of rental equipment, increased to income of $187,000 from a loss of $166,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change.

Equity in net income of SJCTC increased to $344,000 from $209,000 as a result of the increase in net income of SJCTC.

Operating expenses increased to $1,685,000 from $1,617,000 primarily due to a decrease in the percentage of total Puerto Rico cellular system operating expenses charged to SJCTC, although total Puerto Rico cellular system operating expenses declined in the second quarter of 1998 compared to the second quarter of 1997.

Selling, general and administrative expenses increased to $5,421,000 from $5,307,000 primarily due to a decrease in the percentage of total Puerto Rico cellular system selling, general and administrative expenses charged to SJCTC, although total Puerto Rico cellular system selling, general and administrative expenses declined in the second quarter of 1998 compared to the second quarter of 1997.

Depreciation of rental equipment increased to $185,000 from $93,000 due to an increase in the number of rental telephones.

Depreciation expense increased to $11,461,000 from $7,349,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $1,926,000 from $1,858,000 primarily due to increases in the investment in SJCTC.

Interest expense increased to $10,404,000 from $9,058,000 as a result of the issuance of the Senior Subordinated Notes on January 28, 1997 and the office building capital lease obligation beginning in April 1997.

The provision for income taxes decreased to zero from $337,000 due to the decrease in Puerto Rico taxable income.

In connection with the repayment of the bank loan, the Company recorded an extraordinary loss of $4,068,000 ($3,326,000 net of income tax benefit) in 1997 from the write-off of unamortized deferred financing costs.

                               CCPR Services, Inc.

                         LIQUIDITY AND CAPITAL RESOURCES


The Company requires capital to expand its Puerto Rico cellular system and for debt service. The Company is currently adding cell sites and increasing capacity throughout Puerto Rico. The Company expects to use approximately $16,700,000 in the remainder of 1998 for contemplated additions to the Puerto Rico cellular network and for other non-cell site related capital expenditures. The Company's commitments at June 30, 1998 of $2,600,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures.

In August 1998, the Company entered into a $170,000,000 credit agreement with various banks. The Company has borrowed $155,000,000 which, along with cash on hand of $7,000,000, was used to repay amounts due to CCPR of $30,000,000, to purchase a 23.5% interest in SJCTC from CCPR for cash of $120,000,000, to pay fees incurred in connection with the new bank loan of approximately $3,000,000 and to make a term loan to SJCTC of $8,900,000 in order for SJCTC to repay its note payable to a third party, which repayment was a condition of the bank loan. CCPR used $30,000,000 to repay most of its loan payable to its parent company, CoreComm, and CCPR made a cash distribution of $120,000,000 to CoreComm. CoreComm is planning to make a capital contribution to its wholly-owned subsidiary, CoreComm Limited, of $150,000,000 in cash or in-kind and spinning out 100% of CoreComm Limited and its subsidiaries to CoreComm's shareholders.

The Company has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at the Company's option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on the Company's borrowings as of August 12, 1998 was 8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

In connection with the bank loan, CCPR has pledged to the banks the stock of its subsidiaries and CCPR and its subsidiaries have given the banks a security interest in their assets. CCPR and its other subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan. The bank loan also includes, among other things, restrictions on CCPR and its subsidiaries (i) dividend payments, (ii) acquisitions, (iii) investments, (iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that CCPR and subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

                               CCPR Services, Inc.


In January 1997, the Company issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR. Approximately $116,000,000 of the proceeds were used to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. In addition, the Company made a cash payment to CCPR of $80,000,000 in 1997 in exchange for a 21% interest in SJCTC.

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually on February 1 and August 1. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to the Company, CCPR and certain subsidiaries of CCPR that limit their ability to, among other things:
(i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

The Company is highly leveraged as a result of the new bank loan and the use of the proceeds to repay CCPR and to acquire the additional SJCTC interest. Such leverage could limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes, increases its vulnerability to adverse changes in general economic conditions or increases in interest rates, and requires that a substantial portion of cash flow from operations be dedicated to debt service requirements. The leveraged nature of the Company and the Company's continued compliance with the restrictions in its debt agreements could limit its ability to respond to market conditions, meet extraordinary capital needs or restrict other business activities such as acquisitions. The Company expects to be able to meet its capital requirements at least through the next twelve months with cash and cash equivalents on hand, cash from operations and borrowings under the new bank loan.

Cash provided by operating activities was $21,608,000 and $11,344,000 for the six months ended June 30, 1998 and 1997, respectively. The change is primarily due to changes in operating assets and liabilities. Purchases of property, plant and equipment of $12,553,000 in 1998 were primarily for additional cell sites and increased capacity in the Puerto Rico cellular network.

Write-offs of accounts receivable, net of recoveries as a percentage of service revenues was 4.2% for the six months ended June 30, 1998 compared to 7.1% for the year ended December 31, 1997. This percentage decreased because the Company has increased prepaid subscribers and improved credit procedures.

YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems

                               CCPR Services, Inc.


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

                               CCPR Services, Inc.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27. Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CCPR SERVICES, INC.



Date:  August 12, 1998             By: /s/ Stanton N. Williams
                                      --------------------------
                                      Stanton N. Williams
                                      Vice President and Chief Financial Officer



Date:  August 12, 1998             By: /s/ Gregg Gorelick
                                      --------------------------
                                      Gregg Gorelick
                                      Vice President-Controller
                                      (Principal Accounting Officer)