Form 10-Q
period 1998-09-30
CCPR SERVICES INC
filed 1998-11-16
CIK 1038374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

The number of shares outstanding of the issuer's common stock as of September 30, 1998 was 1,400.

                      CCPR Services, Inc. and Subsidiaries

                                      Index


PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         September 30, 1998 and December 31, 1997.........................    2

         Condensed Consolidated Statements of Operations
         Three and nine months ended September 30, 1998 and 1997..........    3

         Condensed Consolidated Statement of Shareholder's
           Equity (Deficiency)
         Nine months ended September 30, 1998.............................    4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 1998 and 1997....................    5

         Notes to Condensed Consolidated Financial Statements.............    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition...............................   11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................   18

SIGNATURES................................................................   19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CCPR Services, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                      1998                  1997
                                                                  ---------------------------------
                                                                   (Unaudited)          (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                      $  15,681,000       $   9,181,000
   Marketable securities                                                      -             235,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $1,637,000 (1998) and $1,839,000 (1997)             18,913,000          17,847,000
   Due from affiliates                                                3,870,000          12,313,000
   Equipment inventory                                                5,617,000           2,497,000
   Prepaid expenses                                                   6,729,000           3,108,000
                                                                  ---------------------------------
Total current assets                                                 50,810,000          45,181,000

Property, plant and equipment, net                                  116,736,000         119,702,000
Investment in San Juan Cellular Telephone Company                             -          98,822,000
Unamortized license acquisition costs                               241,347,000           8,233,000
Deferred financing costs, net of accumulated
   amortization of $1,164,000 (1998) and $584,000 (1997)              8,788,000           6,206,000
Other assets, net of accumulated amortization
   of $638,000 (1998) and $1,046,000 (1997)                           1,029,000             938,000
                                                                  ---------------------------------
Total assets                                                      $ 418,710,000       $ 279,082,000
                                                                  =================================

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                               $   9,829,000       $   6,335,000
   Accrued expenses                                                  13,912,000          18,343,000
   Due to affiliates                                                 16,823,000          44,897,000
   Deferred revenue                                                   4,778,000           3,094,000
                                                                  ---------------------------------
Total current liabilities                                            45,342,000          72,669,000

Long-term debt                                                      355,000,000         200,000,000
Obligation under capital lease                                        9,234,000           9,456,000
Commitments and contingent liabilities                                        -                   -
Minority interest                                                     9,100,000                   -


Shareholder's equity (deficiency):
   Common stock - $1 par value; authorized 1,500 shares;
      issued and outstanding 1,400 shares                                 1,000               1,000
   Additional paid-in capital                                        19,513,000          19,513,000
   (Deficit)                                                        (19,480,000)        (22,557,000)
                                                                  ---------------------------------
                                                                         34,000          (3,043,000)
                                                                  ---------------------------------
Total liabilities and shareholder's equity (deficiency)           $ 418,710,000       $ 279,082,000
                                                                  =================================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                      CCPR Services, Inc. and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)


                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30                          SEPTEMBER 30
                                                   -------------------------------      -------------------------------
                                                        1998              1997                1998              1997
                                                   -------------------------------      -------------------------------
REVENUES:
Service revenue                                    $ 34,364,000       $  4,223,000      $  96,084,000     $  13,582,000
Equipment revenue                                     5,021,000            408,000         13,986,000         1,362,000
Administrative and capital usage fees charged
  to San Juan Cellular Telephone Company                      -          9,484,000                  -        26,068,000
Equity in net (loss) of San Juan Cellular
  Telephone Company                                           -           (558,000)                 -          (349,000)
                                                   -------------------------------      -------------------------------
                                                     39,385,000         13,557,000        110,070,000        40,663,000

COST AND EXPENSES:
Cost of equipment sold                                4,443,000            611,000         12,296,000         1,731,000
Operating expenses                                    3,579,000            253,000         10,559,000         1,870,000
Selling, general and administrative expenses         14,988,000          2,957,000         43,915,000         8,264,000
Depreciation of rental equipment                        157,000             60,000            342,000           153,000
Depreciation expense                                  6,148,000          4,485,000         17,890,000        11,834,000
Amortization expense                                  1,645,000          1,030,000          3,577,000         2,888,000
                                                   -------------------------------      -------------------------------
                                                     30,960,000          9,396,000         88,579,000        26,740,000
                                                   -------------------------------      -------------------------------
Operating income                                      8,425,000          4,161,000         21,491,000        13,923,000

OTHER INCOME (EXPENSE):
Intercompany interest income                             29,000            145,000            224,000           403,000
Interest income and other, net                         (373,000)           (19,000)          (333,000)          (54,000)
Interest expense                                     (6,956,000)        (5,199,000)       (17,714,000)      (14,257,000)
                                                   -------------------------------      -------------------------------
Income (loss) before income taxes, minority
     interests and extraordinary item                 1,125,000           (912,000)         3,668,000            15,000
Income tax provision                                   (244,000)          (223,000)          (244,000)         (560,000)
                                                   -------------------------------      -------------------------------
Income (loss) before minority interests and
     extraordinary item                                 881,000         (1,135,000)         3,424,000          (545,000)
Minority interests                                      578,000                  -           (347,000)                -
                                                   -------------------------------      -------------------------------
Income (loss) before extraordinary item               1,459,000         (1,135,000)         3,077,000          (545,000)
Loss from early extinguishment of debt,
    net of income tax benefit of $1,129,000                   -            387,000                  -        (2,939,000)
                                                   -------------------------------      -------------------------------
Net income (loss)                                  $  1,459,000       $   (748,000)     $   3,077,000     $  (3,484,000)
                                                   ===============================      ===============================


See accompanying notes.

                      CCPR Services, Inc. and Subsidiaries

      Condensed Consolidated Statement of Shareholder's Equity (Deficiency)
                                   (Unaudited)



                                        COMMON STOCK            ADDITIONAL
                                    --------------------         PAID-IN
                                    SHARES       AMOUNT          CAPITAL           (DEFICIT)            TOTAL
                                    ----------------------------------------------------------------------------
Balance, December 31, 1997           1,400       $ 1,000       $ 19,513,000     $ (22,557,000)      $ (3,043,000)
Net income for the nine months
  ended September 30, 1998                                                          3,077,000          3,077,000
                                    ----------------------------------------------------------------------------
Balance, September 30, 1998          1,400       $ 1,000       $ 19,513,000     $ (19,480,000)      $     34,000
                                    ============================================================================



See accompanying notes.

                      CCPR Services, Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                       ----------------------------------
                                                                             1998                 1997
                                                                       ----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                             $   26,482,000      $   10,975,000

INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities                             235,000           5,917,000
Purchase of San Juan Cellular Telephone Company interests                (128,686,000)        (80,000,000)
Purchse of property, plant and equipment                                  (17,212,000)        (31,464,000)
                                                                       ----------------------------------
Net cash (used in) investing activities                                  (145,663,000)       (105,547,000)
                                                                       ----------------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of financing costs                    151,838,000         193,694,000
Due to CCPR, Inc.                                                          12,944,000          13,056,000
Repayment of amount due to CCPR, Inc.                                     (30,000,000)                  -
Repayment of debt                                                          (8,900,000)       (115,000,000)
Principal payments of capital lease obligation                               (201,000)           (131,000)
                                                                       ----------------------------------
Net cash provided by financing activities                                 125,681,000          91,619,000
                                                                       ----------------------------------

Increase (decrease) in cash and cash equivalents                            6,500,000          (2,953,000)
Cash and cash equivalents at beginning of period                            9,181,000           1,921,000
                                                                       ----------------------------------
Cash and cash equivalents at end of period                             $   15,681,000      $   (1,032,000)
                                                                       ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive of amounts
   capitalized                                                         $   21,201,000      $   12,602,000
Income taxes paid                                                              57,000             226,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Capital lease obligation incurred to acquire office building           $            -      $    9,922,000
Liabilities incurred to acquire property, plant and equipment               1,373,000           2,363,000
Long-term debt issued to acquire cellular license interest                  8,900,000                   -


See accompanying notes.

                      CCPR Services, Inc. and Subsidiaries

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

CCPR Services, Inc. (the "Company") is a wholly-owned subsidiary of CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.) ("CCPR"). In August 1998, the Company purchased an additional 23.5% interest in the San Juan
Cellular Telephone Company ("SJCTC") from CCPR for $120,000,000 in cash. The Company's aggregate ownership of the partnership interests in SJCTC is now 50.646%, and CCPR directly or through subsidiaries owns the remaining 49.354% of the interests. The acquisition has been accounted for as a purchase, and, accordingly, the net assets and the results of operations of SJCTC have been included in the consolidated financial statements as though the purchase occurred on January 1, 1998. The Company has included minority interests in its results of operations for the 72.854% of the interests in SJCTC that it did not own prior to August 1998 and for the 49.354% of the interests subsequent to August 1998. The purchase price exceeded the fair value of the net tangible assets acquired by $115,440,000, which is classified as license acquisition costs. In addition, the Company's investment in SJCTC was reclassified to license acquisition costs. All material intercompany accounts and transactions have been eliminated in consolidation.

Effective December 31, 1997, certain subsidiaries of CCPR merged with and into the Company. This transaction was accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a "pooling of interests." Accordingly, the Company's financial statements have been restated to include the results of the merged entities. All material intercompany accounts and transactions have been eliminated.

                      CCPR Services, Inc. and Subsidiaries

NOTE B - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1998              1997
                                                 ------------------------------
                                                   (Unaudited)
  Deferred cellular license costs                $   3,252,000     $  3,252,000
  Excess of purchase price paid over the fair
     market value of tangible assets acquired      245,100,000       10,482,000
                                                 ------------------------------
                                                   248,352,000       13,734,000
  Accumulated amortization                          (7,005,000)      (5,501,000)
                                                 ------------------------------
                                                 $ 241,347,000     $  8,233,000
                                                 ==============================

In January 1998, SJCTC purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Costs of $286,000 were incurred in connection with the acquisition.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 1998 and 1997 assuming consummation of the SJCTC and RSA-4 acquisitions as of January 1, 1997 are as follows:

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                 ------------------------------
                                                      1998              1997
                                                 ------------------------------
  Total revenues                                 $ 110,070,000     $ 96,685,000
  Income (loss) before extraordinary item            3,375,000       (1,813,000)
  Net income (loss)                                  3,375,000       (4,752,000)

NOTE C - INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY

The investment in the San Juan Cellular Telephone Company ("SJCTC") consists of the following:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1998             1997
                                                 ------------------------------
                                                    (Unaudited)
  Purchase of San Juan Cellular Telephone
    Company interests                                        -    $ 101,592,000
  Equity in accumulated net income                           -          105,000
                                                 ------------------------------
                                                             -      101,697,000
  Accumulated amortization                                   -       (2,875,000)
                                                 ------------------------------
                                                             -    $  98,822,000
                                                 ==============================

                      CCPR Services, Inc. and Subsidiaries

NOTE C - INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY (CONTINUED)

The following summarizes the assets, liabilities and partners' capital of the San Juan Cellular Telephone Company at December 31, 1997:

  ASSETS
  Current assets                                 $  8,715,000
  Deferred costs, net                                 163,000
                                                 ------------
                                                 $  8,878,000
                                                 ============

  LIABILITIES AND PARTNERS' CAPITAL
  Partners' capital                              $  8,878,000
                                                 ------------
                                                 $  8,878,000
                                                 ============

The following summarizes the unaudited results of operations of the San Juan Cellular Telephone Company for the nine months ended September 30, 1997:

  Revenues                                       $ 81,741,000
  Cost and expenses                                83,029,000
                                                 ------------
  Operating (loss)                                 (1,288,000)
  Interest income                                       1,000
                                                 ------------
  Net (loss)                                     $ (1,287,000)
                                                 ============

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1998              1997
                                                 ------------------------------
                                                   (Unaudited)

  Land                                           $   1,928,000    $   1,928,000
  Office building                                    9,922,000        9,922,000
  Operating equipment                              127,977,000      118,048,000
  Office furniture and other equipment              30,006,000       23,207,000
  Rental equipment                                   1,399,000          623,000
  Construction in progress                           7,635,000       12,070,000
                                                 ------------------------------
                                                   178,867,000      165,798,000
  Accumulated depreciation                         (62,131,000)     (46,096,000)
                                                 ------------------------------
                                                 $ 116,736,000    $ 119,702,000
                                                 ==============================

                      CCPR Services, Inc. and Subsidiaries

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of:

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1998               1997
                                                 ------------------------------
                                                  (Unaudited)

  Accrued franchise, property and income taxes   $  2,993,000      $  2,722,000
  Interest payable                                  4,845,000         8,333,000
  Other                                             6,074,000         7,288,000
                                                 ------------------------------
                                                 $ 13,912,000      $ 18,343,000
                                                 ==============================

NOTE F - LONG-TERM DEBT

Long-term debt consists of:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1998              1997
                                                 ------------------------------
                                                  (Unaudited)

  Senior Subordinated Notes                      $ 200,000,000    $ 200,000,000
  Bank loan                                        155,000,000                -
                                                 ------------------------------
                                                 $ 355,000,000    $ 200,000,000
                                                 ==============================

In August 1998, the Company entered into a $170,000,000 credit agreement with various banks. The Company borrowed $155,000,000 which, along with cash on hand of $7,000,000, was used to repay amounts due to CCPR of $30,000,000, to purchase a 23.5% interest in SJCTC from CCPR for cash of $120,000,000, to pay fees incurred in connection with the new bank loan of approximately $3,000,000 and to make a term loan to SJCTC of $8,900,000 in order for SJCTC to repay its note payable to a third party, which repayment was a condition of the bank loan.

The Company has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at the Company's option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on the Company's borrowings as of September 30, 1998 was 8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005. The Company incurred costs of $3,162,000 in connection with the bank loan which are included in deferred financing costs.

                      CCPR Services, Inc. and Subsidiaries

NOTE F - LONG-TERM DEBT (CONTINUED)

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

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

As of September 30, 1998, the Company was committed to purchase approximately $2,900,000 for cellular network and other equipment and for construction services. In addition, as of September 30, 1998, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $2,400,000.

In 1992, the Company entered into an agreement, which in effect provides for a twenty year license to use its service mark, which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1998 were $289,000, which were determined by the size of the Company's markets.

                      CCPR Services, Inc. and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

In August 1998, the Company purchased an additional 23.5% interest in the San Juan Cellular Telephone Company ("SJCTC") for $120,000,000 in cash. The Company's aggregate ownership of the partnership interests in SJCTC is now 50.646%, and CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.) ("CCPR") directly or through subsidiaries owns the remaining 49.354% of the interests. The acquisition has been accounted for as a purchase, and, accordingly, the net assets and the results of operations of SJCTC have been included in the consolidated financial statements as though the purchase occurred on January 1, 1998. The Company has included minority interests in its results of operations for the 72.854% of the interests in SJCTC that it did not own prior to August 1998 and for the 49.354% of the interests subsequent to August 1998.

Effective December 31, 1997, certain subsidiaries of CCPR merged with and into the Company. The Company is a wholly-owned subsidiary of CCPR, and CCPR is a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated). These mergers have been accounted for in a manner similar to a pooling of interests since all of the companies were wholly-owned by CCPR. Accordingly, all prior periods presented have been restated to include the combined results of operations of the Company and the merged companies. As a result of these mergers and the SJCTC acquisition in August 1998, the Company owns and operates CCPR's Puerto Rico cellular system. The Company manages and operates the SJCTC cellular system in accordance with an Administration and Management Agreement between the Company and SJCTC.

The Company collects revenues and incurs costs on behalf of SJCTC. These revenues and costs are allocated by the Company to SJCTC based on methods described in the Administration and Management Agreement. These revenues and expenses are not included in the Company's statement of operations in 1997 and are included in the statement of operations of SJCTC. The Company also charges SJCTC an administrative fee based on its revenues and a capital usage fee which is the recovery of a portion of the Company's capital costs. Beginning January 1, 1998, the administrative fee and the capital usage fee are eliminated in consolidation.

                              RESULTS OF OPERATIONS

In September 1998, Hurricane Georges struck Puerto Rico and the U.S. Virgin Islands. The Company's insurance is expected to cover nearly all of the expenses associated with restoring its service and the cost of repairing and replacing damaged equipment and facilities. In addition, the Company has business interruption insurance so it is not expected to incur an uninsured material loss from the Company's cell sites that were out of service. The Company received $1,000,000 from its insurance company in November 1998 as a partial payment of its claim, which was included in the results of operations in the third quarter. The Company has not completed discussions with its insurance carriers and their adjusters regarding the total amount to be paid.

                      CCPR Services, Inc. and Subsidiaries


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------

Total revenues increased to $39,385,000 from $13,557,000 due to the acquisition of SJCTC ownership interests in 1998 and the consolidation of SJCTC results as of January 1, 1998. Total revenues increased to $39,385,000 from $30,062,000 (pro forma) as a result of subscriber growth. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in a decrease in average monthly revenue per cellular subscriber. The Company expects these trends to continue for the foreseeable future.

Cost of equipment sold, operating expenses and selling, general and administrative expenses increased to $23,010,000 from $3,821,000 due to the acquisition of SJCTC ownership interests in 1998 and the consolidation of SJCTC results as of January 1, 1998. These costs and expenses increased to $23,010,000 from $22,450,000 (pro forma) after adjusting for the reversal of $520,000 charged to expense in the third quarter of 1997 for the proposed Puerto Rico universal service charge (which proposed retroactive application was eliminated by the Puerto Rico Telecommunications Regulatory Board). These costs and expenses as a percentage of total revenues decreased to 58% in 1998 from 75% (pro forma after adjustment) in 1997.

Depreciation of rental equipment increased to $157,000 from $60,000 due to an increase in the number of rental telephones.

Depreciation expense increased to $6,148,000 from $4,485,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $1,645,000 from $1,030,000 primarily due to an increase in deferred financing costs.

Interest income and other, net, increased to expense of $373,000 from expense of $19,000 primarily due to losses on the disposal of cell site equipment damaged by Hurricane Georges of approximately $400,000, net of partial payment of claims.

Interest expense increased to $6,956,000 from $5,199,000 as a result of the new bank loan commencing in August 1998.

The Company recorded an increase in the income tax benefit from the loss from the early extinguishment of debt of $387,000 in 1997 due to an adjustment to the estimated tax benefit from the loss.

                      CCPR Services, Inc. and Subsidiaries


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------

Total revenues increased to $110,070,000 from $40,663,000 due to the acquisition of SJCTC ownership interests in 1998 and the consolidation of SJCTC results as of January 1, 1998. Total revenues increased to $110,070,000 from $96,685,000 (pro forma) as a result of subscriber growth. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in a decrease in average monthly revenue per cellular subscriber. The Company expects these trends to continue for the foreseeable future.

Cost of equipment sold, operating expenses and selling, general and administrative expenses increased to $66,770,000 from $11,865,000 due to the acquisition of SJCTC ownership interests in 1998 and the consolidation of SJCTC results as of January 1, 1998. These costs and expenses decreased to $66,770,000 from $67,182,000 (pro forma) after adjusting for the reversal of $1,644,000 charged to expense in 1997 for the proposed Puerto Rico universal service charge (which proposed retroactive application was eliminated by the Puerto Rico Telecommunications Regulatory Board). These costs and expenses as a percentage of total revenues decreased to 61% in 1998 from 69% (pro forma after adjustment) in 1997.

Depreciation of rental equipment increased to $342,000 from $153,000 due to an increase in the number of rental telephones.

Depreciation expense increased to $17,890,000 from $11,834,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $3,577,000 from $2,888,000 primarily due to increases in license acquisition costs and deferred financing costs.

Interest income and other, net, increased to expense of $333,000 from expense of $54,000 primarily due to losses on the disposal of cell site equipment damaged by Hurricane Georges of approximately $400,000, net of partial payment of claims.

Interest expense increased to $17,714,000 from $14,257,000 as a result of the office building capital lease obligation beginning in April 1997, the issuance of the note payable in January 1998 and the new bank loan commencing in August 1998.

In connection with the termination of the bank loan, the Company recorded an extraordinary loss of $4,068,000 in 1997 ($2,939,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

                      CCPR Services, Inc. and Subsidiaries


                         LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its Puerto Rico cellular system and for debt service. The Company is currently adding cell sites and increasing capacity throughout Puerto Rico. The Company expects to use approximately $9,500,000 in the fourth quarter of 1998 and $30,700,000 in 1999 for contemplated additions to the Puerto Rico cellular network and for other non-cell site related capital expenditures. The Company's commitments at September 30, 1998 of $2,900,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures.

In August 1998, the Company entered into a $170,000,000 credit agreement with various banks. The Company borrowed $155,000,000 which, along with cash on hand of $7,000,000, was used to repay amounts due to CCPR of $30,000,000, to purchase a 23.5% interest in SJCTC from CCPR for cash of $120,000,000, to pay fees incurred in connection with the new bank loan of approximately $3,000,000 and to make a term loan to SJCTC of $8,900,000 in order for SJCTC to repay its note payable to a third party, which repayment was a condition of the bank loan.

The Company has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at the Company's option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on the Company's borrowings as of September 30, 1998 was 8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

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

In January 1997, the Company issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR. Approximately $116,000,000 of the proceeds were used to repay the $115,000,000 principal outstanding plus accrued interest and fees under a bank loan. In addition, the Company made a cash payment to CCPR of $80,000,000 in 1997 in exchange for a 21% interest in SJCTC.

                      CCPR Services, Inc. and Subsidiaries


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

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness. Accordingly, the Company will be required to consider a number of measures, including (i) refinancing all or a portion of such indebtedness, (ii) seeking modifications of the terms of such indebtedness, (iii) seeking additional debt financing, which would be subject to obtaining necessary lender consents, (iv) seeking additional equity financing or
(v) a combination of the foregoing. The particular measures the Company may undertake and the ability of the Company to accomplish those measures will depend on the financial condition of the Company and its subsidiaries at the time, as well as a number of factors beyond the control of the Company. No assurance can be given that any of the foregoing measures can be accomplished, or can be accomplished on terms which are favorable to the Company.

Cash provided by operating activities was $26,482,000 and $10,975,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase is primarily due to an increase in operating income and changes in operating assets and liabilities. Purchases of property, plant and equipment of $17,212,000 in 1998 were primarily for additional cell sites and increased capacity in the Puerto Rico cellular network. In January 1998, SJCTC purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Total cash paid was $8,686,000, including costs incurred in connection with the acquisition of $286,000.

                      CCPR Services, Inc. and Subsidiaries


Write-offs of accounts receivable, net of recoveries as a percentage of service revenues was 4.0% for the nine months ended September 30, 1998 compared to 6.7% for the year ended December 31, 1997. This percentage decreased because the Company has increased prepaid subscribers.

CCPR has retained an investment banking firm to act as financial adviser in reviewing strategic alternatives to enhance shareholder value, including the exploration of partnering opportunities in the region through a business
combination,   an  appropriate  acquisition,   the  sale  of  CCPR,  or  similar
transactions. As of the date of this Form 10-Q, CCPR is not engaged in any substantive discussions with other parties regarding such a potential transaction.

YEAR 2000

The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and
(4) implementation and testing.

The Company's assessment is focused on its information technology ("IT") systems, in particular its cellular network and its billing, provisioning and customer service systems. The Company will also evaluate the readiness of third-parties such as utility companies that the Company depends upon for the operation of its network. The Company's leased office space and other non-IT equipment which may have embedded technology that may be affected by the year 2000 problem is being separately assessed. The Company expects to complete the assessment of its IT systems in 1998 and expects to complete the validation and implementation of its IT systems year 2000 readiness by June 1999. The evaluation of the readiness of the major third-parties is still in the assessment phase and is expected to be completed in early 1999. The Company is also reviewing its detailed contingency plans for potential modifications to address year 2000 issues. This review is expected to be completed by June 1999. The Company estimates that it will incur costs of $2,000,000 to complete the renovation, validation and implementation phases and achieve year 2000 readiness.

As the Year 2000 project continues, the Company may discover additional problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. The Company plans to test such third-party systems and products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

                      CCPR Services, Inc. and Subsidiaries


Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and test remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Puerto Rico, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital.

                      CCPR Services, Inc. and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27. Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CCPR SERVICES, INC.



Date:  November 13, 1998             By: /s/ Stanton N. Williams
                                        ---------------------------------
                                        Stanton N. Williams
                                        Vice President and Chief
                                          Financial Officer



Date:  November 13, 1998             By: /s/ Gregg Gorelick
                                        ---------------------------------
                                        Gregg Gorelick
                                        Vice President-Controller
                                        (Principal Accounting Officer)