Form 10-K
period 1998-12-31
CCPR SERVICES INC
filed 1999-03-31
CIK 1038374

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ----------------

                                F O R M 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1998

                                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the Transition Period From _________ to ________

                       Commission File No. 333-26055

                            CCPR SERVICES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                                13-3120943
    -------------------------------               -------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation of organization)                Identification No.)

    100 East 59th Street, New York, New York              10022
    ----------------------------------------      -------------------
    (Address of principal executive officers)           (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 1999, there were 1,400 shares of the Registrant's common stock outstanding. The Registrant is an indirect wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. (formerly CoreComm
Incorporated), and there is no market for the Registrant's common stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND I(1)(b) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS I(2)(b) AND I(2)(c).



                             TABLE OF CONTENTS

                                                                      Page

PART I
      ITEM 1.   BUSINESS................................................1
      ITEM 2.   PROPERTY................................................1
      ITEM 3.   LEGAL PROCEEDINGS.......................................1
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.........1

PART II
      ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS...........................2
      ITEM 6.   SELECTED FINANCIAL DATA.................................2
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION.................3
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...........................................8
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............9
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE................9

PART III
      ITEMS 10, 11, 12 AND 13..........................................10

PART IV
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                SCHEDULES AND REPORTS ON FORM 8-K......................10

EXHIBIT INDEX..........................................................11

SIGNATURES.............................................................12

INDEX TO FINANCIAL STATEMENTS.........................................F-1



                                   PART I

ITEM 1.  BUSINESS.

         CCPR Services, Inc. (the "Company") is a wholly-owned subsidiary of CCPR, Inc. ("CCPR"). CCPR is a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. ("Parent"). The Company is the principal operating subsidiary of Parent's Puerto Rico cellular system. The Company also owns or controls the following Federal Communications Commission cellular licenses with respect to that system: Aguadilla, Arecibo, Mayaguez, Ponce, Ricon, Adjuntas, Ciales, Vieques and Culebra.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

         Omitted pursuant to General Instruction I(2)(c)of Form 10-K.


                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         The Company is an indirect wholly-owned subsidiary of Parent.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain financial data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The selected financial data has been restated to include the combined financial data of Services and the merged companies. This information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                              1998(1)    1997        1996        1995      1994
                                            ------------------------------------------------------
                                                                    (IN THOUSANDS)
INCOME STATEMENT DATA:
    Revenues                                $154,551    $55,932     $38,295    $28,105    $14,085
    Operating income (loss)                   31,125     18,645       9,348      4,504     (3,535)
    Income (loss) before extraordinary
        item                                   4,670     (2,008)      1,491      1,821     (3,643)
    Net income (loss)                          4,670     (5,334)      1,491      1,821     (3,643)


                                                                     DECEMBER 31,
                                            -------------------------------------------------------
                                                1998(1)   1997       1996       1995       1994
                                            -------------------------------------------------------

BALANCE SHEET DATA:
    Working capital (deficiency)              $7,183    $(27,488)   $(8,156)   $6,222     $(39,534)
    Property, plant and Equipment-net        118,280     119,702     90,000    69,594       52,760
    Total assets                             429,797     279,082    163,408   122,087       80,530
    Long-term debt excluding capital
        Lease                                355,000     200,000    115,000    90,000          225
    Shareholders' equity (deficiency)          1,627      (3,043)     2,291       800       24,127

(1) In 1998, the Company borrowed $155,000,000 under a new credit agreement with various banks. The Company consolidates the San Juan Cellular Telephone Company effective January 1, 1998.

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

         Effective December 31, 1997, certain subsidiaries of CCPR merged with and into the Company. The Company is a wholly-owned subsidiary of CCPR, and CCPR is a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated). In 1997, these mergers were accounted for in a manner similar to a pooling of interests since all of the companies were wholly-owned by CCPR. As a result of these mergers and the SJCTC acquisition in August 1998, the Company owns and operates CCPR's Puerto Rico cellular system. The Company manages and operates the SJCTC cellular system in accordance with an Administration and Management Agreement between the Company and SJCTC.

         Prior to the consolidation of SJCTC (effective January 1, 1998), SJCTC's revenues and expenses are not included in the Company's statement of operations and are included in the statement of operations of SJCTC.

                           RESULTS OF OPERATIONS

Year Ended December 31, 1998 and 1997

         Total revenues increased to $154,551,000 from $55,932,000 due to the consolidation of SJCTC results as of January 1, 1998. Total revenues increased to $154,551,000 from $127,788,000 (pro forma) as a result of subscriber growth. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in a decrease in average monthly revenue per cellular subscriber. The Company expects these trends to continue for the foreseeable future.

         Cost of equipment sold, operating expenses and selling, general and administrative expenses increased to $93,231,000 from $16,185,000 due to the consolidation of SJCTC results as of January 1, 1998. These costs and expenses increased to $93,231,000 from $88,492,000 (pro forma) primarily due to increases in costs of equipment sold, costs associated with the expanded network, bad debt expense and subscriber billing expense. These costs and expenses as a percentage of total revenues decreased to 60% in 1998 from 69% (pro forma) in 1997.

         Depreciation of rental equipment increased to $505,000 from $221,000 due to an increase in the number of rental telephones.

         Depreciation expense increased to $23,944,000 from $17,010,000 primarily because of an increase in property, plant and equipment.

         Amortization expense increased to $5,746,000 from $3,871,000 primarily due to increases in license acquisition costs and deferred financing costs.

         Interest income and other, net, increased to an income of $63,000 from expense of $1,788,000 primarily due to a reduction in losses from disposals of cell site equipment.

         Interest expense increased to $26,154,000 from $19,394,000 as a result of the office building capital lease obligation beginning in April 1997, the issuance of the note payable in January 1998 and the new bank loan commencing in August 1998.

         The provision for income taxes increased to $279,000 from $2,000 due to an increase in Puerto Rico taxable income.

         In 1997, the Company recorded an extraordinary loss of $4,067,000 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing costs in connection with the termination of a bank loan.

Years Ended December 31, 1997 and 1996

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

         Equity in net income (loss) of SJCTC decreased to a loss of $199,000 from income of $304,000. The change is a result of the increase in capital usage fees charges to SJCTC.

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

         Interest income and other, net, decreased to an expense of $1,788,000 from income of $600,000 primarily due to an increase in loss on write-downs and disposals of property, plant and equipment.

         Interest expense increased to $19,394,000 from $8,094,000 as a result of the increase in long-term debt at a higher effective interest rate during the first quarter of 1997.

         The provision for income taxes decreased to $2,000 from $960,000 due to a decrease in Puerto Rico taxable income.

         In connection with the repayment of the bank loan, the Company recorded an extraordinary loss of $4,067,000 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

                      LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital to expand its Puerto Rico cellular system and for debt service. The Company is currently adding cell sites and increasing capacity throughout Puerto Rico. The Company expects to use approximately $30,700,000 in 1999 for contemplated additions to the Puerto Rico cellular network and for other non-cell site related capital expenditures. The Company's commitments at December 31, 1998 of $7,400,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash and cash equivalents on hand and cash from operations.

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

         The Company has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at the Company's option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or
(b) LIBOR, plus, based on the ratio of CCPR and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on the Company's borrowings as of December 31, 1998 was 7.87%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

         In connection with the bank loan, CCPR has pledged to the banks the stock of its subsidiaries and CCPR and its subsidiaries have given the banks a security interest in their assets. CCPR and its other subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan, which guarantee is full, joint and several. The bank loan also includes, among other things, restrictions on CCPR and its subsidiaries': (i) dividend payments, (ii) acquisitions, (iii) investments, (iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that CCPR and subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

         In January 1997, the Company issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR, which guarantee is full, joint and several. Approximately $116,000,000 of the proceeds was used to repay the $115,000,000 principal outstanding plus accrued interest and fees under a bank loan. In addition, the Company made a cash payment to CCPR of $80,000,000 in 1997 in exchange for a 21% interest in SJCTC.

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

         Cash provided by operating activities was $45,743,000 and $23,818,000 for the years ended December 31, 1998 and 1997, respectively. The increase is primarily due to an increase in net income and changes in operating assets and liabilities. Purchases of property, plant and equipment of $21,695,000 in 1998 were primarily for additional cell sites and increased capacity in the Puerto Rico cellular network. In January 1998, SJCTC purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Total cash paid was $8,686,000, including costs incurred in connection with the acquisition of $286,000.

         Write-offs of accounts receivable, net of recoveries as a percentage of service revenues was 3.86% for the year ended December 31, 1998 compared to 6.7% for the year ended December 31, 1997. This percentage decreased because the Company has increased prepaid subscribers.

YEAR 2000

         The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and (4) implementation and testing. The Company has incurred approximately $500,000 related to its Year 2000 project and estimates that it will incur costs of $1,900,000 to complete the renovation, validation and implementation phases and achieve year 2000 readiness.

         The Company's assessment is focused on its information technology ("IT") systems, in particular its cellular network and its billing, provisioning and customer service systems. The Company is also evaluating the readiness of third-parties such as utility companies that the Company depends upon for the operation of its network. The Company's leased office space and other non-IT equipment which may have embedded technology that may be affected by the year 2000 problem is being separately assessed. The Company has completed the assessment of its IT systems and expects to complete the remediation and testing of its IT systems year 2000 readiness by June 1999. The evaluation of the readiness of the major third-parties is expected to be completed by June 1999. The Company is also reviewing its detailed contingency plans for potential modifications to address year 2000 issues. This review is expected to be completed by June 1999

         The Company currently believes that the most reasonably likely worst case scenario with respect to the Year 2000 is the failure of the electric company or the local exchange telephone company to be ready for the year 2000. This could cause a temporary interruption in the provision of service to customers or in the Company's ability to complete telephone calls, or both. Either or both could have a material adverse effect on operations, although it is not possible at this time to quantify the amount of revenues and gross profit that might be lost, or the costs that could be incurred. The contingency plan to address some of these risks involve utilizing back-up power supplies and alternative interconnections, which would require time to implement and may be constrained due to capacity and/or training limitations. The Company has had experience in implementing its disaster recovery plan due to Hurricane Georges, which struck Puerto Rico and the U.S. Virgin Islands in September 1998 and caused the electric company and local exchange telephone company to experience service interruptions.

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

         Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We are exposed to changes in interest rates primarily from our investments in cash equivalents and available-for-sale marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. The Company's cash equivalents at December 31, 1998 were invested for very short periods such that their exposure to interest rate changes was not significant.

         The principal amount by expected maturity, average interest rate and fair value of the Company's liabilities that are exposed to interest rate risk are described in the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements are included herein commencing on page
F-1.

         The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.

                                                            (IN THOUSANDS)

                                                                 1998
                                                          THREE MONTHS ENDED
                                      -----------------------------------------------------------
                                         MARCH 31       JUNE 30       SEPTEMBER 30   DECEMBER 31
                                      -----------------------------------------------------------
Revenues                                 $33,829       $36,856         $39,385         $44,481
Operating income                           5,709         7,356           8,426           9,634
Net income (loss)                             82         1,535           1,460           1,593


                                                                 1997
                                                          THREE MONTHS ENDED
                                      ------------------------------------------------------------
                                        MARCH 31       JUNE 30       SEPTEMBER 30   DECEMBER 31
                                      ------------------------------------------------------------

Revenues                                 $12,983       $14,123         $13,556         $15,270
Operating income                           4,593         5,168           4,159           4,725
Income (loss) before extraordinary
  item                                       590            (1)         (1,136)         (1,461)
Net income (loss)                         (3,163)          425            (749)         (1,847)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                  PART III


ITEMS 10, 11, 12 AND 13.

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1)  Financial Statements - See list of Financial Statements on page
         F-1.

    (2) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

    (3)  Exhibits - See Exhibit Index on page 9.

(b) Reports on Form 8-K. The Company filed no current reports on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.


                               EXHIBIT INDEX

Exhibit No.

3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1, File Number 333-26055)

3.2 By-laws of the Company. (Incorporated by reference from Exhibit 3.2, File Number 333-26055)

4.1 Indenture dated as of January 31, 1997 by and between the Company, CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.) and The Chase Manhattan Bank, N.A. (Incorporated by reference from
        Exhibit 4.3 of Cellular Communication of Puerto Rico, Inc.'s ("Old CoreComm") 1996 Form 10-K, File Number 19869-99)

4.2 Registration Rights Agreement dated as of January 31, 1997 by and among the Company, CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.) and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc and Wasserstein Perella Securities, Inc. (Incorporated by reference from Exhibit 4.2 of Old CoreComm's 1996 Form 10-K, File Number 19869-99)

10.1 Partnership Agreement relating to San Juan Cellular Telephone Company. (Incorporated by reference to Exhibit 10.4, File Number 33-44420)

10.2 Tax Sharing Agreement dated as of January 31, 1997 by and among Old CoreComm, CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.) and the Company. (Incorporated by reference to Exhibit
        10.2 of Old CoreComm's 1996 Form 10-K, File Number 19869-99)

10.3 Agreement dated as of January 31, 1997, by and between, CCPR Inc. (formerly Cellular Communications of Puerto Rico, Inc.) and the Company. (Incorporated by reference to Exhibit 10.7 of Old CoreComm's 1996 Form 10-K, File Number 19869-99)

10.4 Credit Agreement dated as of August 11, 1998, between CCPR Services, Inc., CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.), the lenders party thereto and the Chase Manhattan Bank, as amended.

21      Omitted pursuant to General Instruction I(2)(b) of Form 10-K.

27      Financial Data Schedule, for the year ended December 31, 1998.


                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 31, 1999

                                        CCPR SERVICES, INC.

                                        By: /s/ Stanton N. Williams
                                           -----------------------------
                                                Stanton N. Williams
                                                Vice President and Chief
                                                  Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                         Title                       Date

 /s/ George S. Blumenthal         Principal Executive         March 31, 1999
---------------------------       Officer and Director
George S. Blumenthal


/s/ J. Barclay Knapp              Chief Operating Officer     March 31, 1999
---------------------------       and Director
J. Barclay Knapp


/s/ Stanton N. Williams          Principal Financial         March 31, 1999
---------------------------      Officer
Stanton N. Williams


 /s/ Gregg Gorelick              Principal Accounting        March 31, 1999
---------------------------      Officer
Gregg Gorelick


 /s/ Richard J. Lubasch          Director                    March 31, 1999
---------------------------
Richard J. Lubasch



                      Form 10-K--Item 14(a)(1) and (2)

                    CCPR Services, Inc. and Subsidiaries

               Index to Consolidated Financial Statements and
                        Financial Statement Schedule

The following consolidated financial statements and schedule of CCPR Services, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors............................................F-2
Consolidated Balance Sheets -- December 31, 1998 and 1997 ................F-3
Consolidated Statements of Operations --
   Years Ended December 31, 1998, 1997 and 1996...........................F-4
Consolidated Statement of Shareholder's Equity (Deficiency) --
   Years Ended December 31, 1998, 1997 and 1996...........................F-5
Consolidated Statements of Cash Flows --
   Years Ended December 31, 1998, 1997 and 1996...........................F-6
Notes to Consolidated Financial Statements................................F-8

The following consolidated financial statement schedule of CCPR Services, Inc. and subsidiaries is included in Item 14(d):

Schedule II -- Valuation and Qualifying Accounts.........................F-22



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                       Report of Independent Auditors


Board of Directors and Shareholder
CCPR Services, Inc.


We have audited the accompanying consolidated balance sheets of CCPR Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCPR Services, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            ERNST & YOUNG LLP



San Juan, Puerto Rico
February 26, 1999




                           CCPR Services, Inc. and Subsidiaries

                                 Consolidated Balance Sheets

                                                                        DECEMBER 31
                                                                    1998            1997
                                                              --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $32,146,000    $  9,181,000
   Marketable securities                                                     -         235,000
Accounts receivable - trade, less allowance for doubtful
      accounts of $1,506,000 (1998) and $1,839,000 (1997)           17,620,000      17,847,000
   Due from affiliates                                               4,283,000      12,313,000
   Equipment inventory                                               7,159,000       2,497,000
   Prepaid expenses                                                  5,295,000       3,108,000
                                                              --------------------------------
Total current assets                                                66,503,000      45,181,000

Property, plant and equipment, net                                 118,280,000     119,702,000
Investment in San Juan Cellular Telephone Company                            -      98,822,000
Unamortized license acquisition costs                              235,349,000       8,233,000
Deferred financing costs, net of accumulated amortization of
   $1,446,000 (1998) and $584,000 (1997)                             8,721,000       6,206,000
Other assets, net of accumulated amortization of $709,000
   (1998) and $1,046,000 (1997)                                        944,000         938,000
                                                              --------------------------------
Total assets                                                      $429,797,000    $279,082,000
                                                              ================================

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                                $14,640,000    $  6,335,000
   Accrued expenses                                                 20,958,000      18,343,000
   Due to affiliates                                                18,385,000      44,897,000
   Deferred revenue                                                  5,337,000       3,094,000
                                                              --------------------------------
Total current liabilities                                           59,320,000      72,669,000

Long-term debt                                                     355,000,000     200,000,000
Obligation under capital lease                                       9,157,000       9,456,000
Commitments and contingent liabilities
Minority interest                                                    4,693,000               -

Shareholder's equity (deficiency):
Common stock - $1 par value; authorized 1,500 shares; issued
      and outstanding 1,400 shares                                       1,000           1,000
   Additional paid-in capital                                       19,513,000      19,513,000
   (Deficit)                                                       (17,887,000)    (22,557,000)
                                                              --------------------------------
Total shareholder's equity (deficiency)                              1,627,000      (3,043,000)
                                                              --------------------------------
Total liabilities and shareholder's equity (deficiency)           $429,797,000    $279,082,000
                                                              ================================

See accompanying notes




                              CCPR Services, Inc. and Subsidiaries

                              Consolidated Statements of Operations

                                                            YEAR ENDED DECEMBER 31
                                                     1998            1997           1996
                                                ----------------------------------------------
REVENUES:
   Service revenue                                 $133,413,000     $18,452,000    $17,701,000
   Equipment revenue                                 21,138,000       1,936,000      1,873,000
   Administrative and capital usage
      fees charged to San Juan Cellular
      Telephone Company                                       -      35,743,000     18,417,000
   Equity in net income (loss) of San Juan                                             304,000
      Cellular Telephone Company                              -        (199,000)
                                                ----------------------------------------------
                                                    154,551,000      55,932,000     38,295,000

COST AND EXPENSES:
   Cost of equipment sold                            18,875,000       2,218,000      2,453,000
   Operating expenses                                14,212,000       2,981,000      2,736,000
   Selling, general and administrative expenses      60,144,000      10,986,000     10,092,000
   Depreciation of rental equipment                     505,000         221,000        193,000
   Depreciation expense                              23,944,000      17,010,000     11,546,000
   Amortization expense                               5,746,000       3,871,000      1,927,000
                                                    123,426,000      37,287,000     28,947,000
                                                ----------------------------------------------
Operating income                                     31,125,000      18,645,000      9,348,000

OTHER INCOME (EXPENSE):
   Intercompany interest income                         227,000         531,000        597,000
   Interest income and other, net                        63,000      (1,788,000)       600,000
   Interest expense                                 (26,154,000)    (19,394,000)    (8,094,000)
                                                ----------------------------------------------
Income (loss) before income taxes, minority
   interests and extraordinary item                   5,261,000      (2,006,000)     2,451,000

Income tax provision                                   (279,000)         (2,000)      (960,000)
                                                ----------------------------------------------
Income (loss) before minority interests
   and extraordinary item                             4,982,000      (2,008,000)     1,491,000
Minority interests                                     (312,000)              -              -
                                                ----------------------------------------------
Income (loss) before extraordinary item               4,670,000      (2,008,000)     1,491,000
Loss from early extinguishment of debt                                                       -
   net of income tax benefit of $741,000                      -      (3,326,000)
                                                ----------------------------------------------
Net income (loss)                                   $ 4,670,000    $ (5,334,000)  $  1,491,000
                                                ==============================================

See accompanying notes



                    CCPR Services, Inc. and Subsidiaries

                  Consolidated Statement of Shareholder's Equity (Deficiency)

                                                    Additional      Retained
                                 Common Stock         Paid-in       Earnings
                                Shares     Amount       Capital       (Deficit)       Total
                              ----------------------------------------------------------------
Balance at December 31, 1995      1,400     $1,000    $19,513,000   $(18,714,000)  $   800,000
Net income                                                             1,491,000     1,491,000
                              ----------------------------------------------------------------
Balance at December 31, 1996      1,400      1,000     19,513,000    (17,223,000)    2,291,000
Net loss                                                              (5,334,000)   (5,334,000)
                              ----------------------------------------------------------------
Balance at December 31, 1997      1,400      1,000     19,513,000    (22,557,000)   (3,043,000)
Net income                                                             4,670,000     4,670,000
                              ----------------------------------------------------------------
Balance at December 31, 1998      1,400     $1,000    $19,513,000   $(17,887,000)  $ 1,627,000
                              ----------------------------------------------------------------

See accompanying notes



                           CCPR Services, Inc. and Subsidiaries

                           Consolidated Statements of Cash Flows

                                                               YEAR ENDED DECEMBER 31
                                                           1998          1997          1996
                                                      ----------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                       $ 4,670,000   $(5,334,000) $ 1,491,000
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                         30,195,000    21,102,000   13,666,000
   Minority interest                                        312,000             -            -
Equity in net (income) loss of  San Juan Cellular
      Telephone Company                                           -       199,000     (304,000)
   Loss from early extinguishment of debt                         -     4,067,000            -
   Provision for losses on accounts receivable            4,677,000     6,620,000    7,087,000
   Loss on disposal of fixed assets                         182,000     1,792,000       67,000
   Changes in operating assets and liabilities:
      Accounts receivable                                (3,811,000)   (5,914,000)  (9,629,000)
      Due from affiliates                                 8,030,000     (5,458,00)   1,559,000
      Equipment inventory                                (4,662,000)     (205,000)   2,425,000
      Prepaid expenses                                       93,000      (685,000)  (1,028,000)
      Other assets                                          (51,000)      (97,000)    (472,000)
      Accounts payable                                    7,065,000      (913,000)   2,428,000
      Accrued expenses                                    1,794,000     6,806,000    2,826,000
      Due to affiliates                                  (4,994,000)    1,198,000  (11,260,000)
      Deferred revenue                                    2,243,000       640,000      103,000
                                                      ----------------------------------------
Net cash provided by operating activities                45,743,000    23,818,000    8,959,000

INVESTING ACTIVITIES
Purchase of marketable securities                                 -      (235,000) (15,658,000)
Proceeds from maturities of marketable securities           235,000     5,917,000    9,741,000
Purchase of cellular license interest                    (8,686,000)            -            -
Purchase of San Juan Cellular Telephone Company
   interest, net of cash acquired                      (119,953,000)  (80,000,000)     (56,000)
Purchase of property, plant and equipment               (21,695,000)  (37,335,000) (33,014,000)
                                                      ----------------------------------------
Net cash (used in) investing activities                (150,099,000) (111,653,000) (38,987,000)

FINANCING ACTIVITIES
Due to CCPR, Inc.                                        14,870,000    17,056,000            -
Principal payments of capital lease obligation             (272,000)     (194,000)           -
Additional deferred financing costs                               -             -      (23,000)
Proceeds from borrowings, net of financing costs        151,623,000   193,233,000   52,000,000
Repayment of amount due to CCPR, Inc.                   (30,000,000)            -            -
Principal payments                                       (8,900,000) (115,000,000) (27,000,000)
Net cash provided by financing activities               127,321,000    95,095,000   24,977,000
                                                      ----------------------------------------
Increase (decrease) in cash and cash equivalents         22,965,000     7,260,000   (5,051,000)
Cash and cash equivalents at beginning of year            9,181,000     1,921,000    6,972,000
                                                      ----------------------------------------
Cash and cash equivalents at end of year              $  32,146,000  $  9,181,000  $ 1,921,000
                                                      ========================================


                                                               YEAR ENDED DECEMBER 31
                                                            1998          1997         1996
                                                      ----------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive of
   amounts capitalized                                  $26,120,000   $13,155,000  $ 7,032,000
Income taxes paid                                            57,000       226,000      757,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liability to parent company incurred in connection
   with acquisition of San Juan Cellular Telephone
   Company interest                                     $         -   $        -   $21,536,000

Liabilities incurred to acquire property, plant and
   equipment                                              5,191,000     3,038,000    1,568,000
Capital lease obligation incurred to acquire office
   building                                                       -     9,922,000            -
Long-term debt issued to acquire cellular license         8,900,000             -            -
   interest

See accompanying notes


                    CCPR Services, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

CCPR Services, Inc. ("the Company") is a wholly-owned subsidiary of CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.) ("CCPR"). Effective December 31, 1997, certain subsidiaries of CCPR merged with and into the Company (see Note 2). As a result of these mergers, the Company owns and operates the licenses granted by the Federal Communications Commission ("FCC") for the non-wireline cellular systems in the following markets in Puerto Rico: Aguadilla, Arecibo, Mayaguez, Ponce, Rincon, Adjuntas, Ciales, Vieques and Culebra.

Effective January 1, 1998, the Company consolidates the San Juan Cellular Telephone Company (a general partnership) ("SJCTC").

The Company's business is currently dependent on the trends in the use of cellular telephone services and is subject to economic, social, political and governmental conditions in Puerto Rico. The sale of cellular services in Puerto Rico is becoming increasingly competitive. The Company previously had one cellular competitor in each market, but now it has many wireless competitors due to the introduction of broadband personal communications services ("PCS") on frequencies auctioned by the FCC and specialized mobile radio ("SMR") services on existing SMR frequencies. Increased competition has resulted in pricing pressure, which contributes to lower revenues per customer and higher customer acquisition costs.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and those entities where the Company's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Service revenue is recognized at the time services are rendered. Charges for services that are billed in advance are deferred and recognized when earned. Equipment sales are recorded when the equipment is shipped to the customer. Rental revenue is billed and recognized on a monthly basis.

CASH EQUIVALENTS

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $14,918,000 at December 31, 1998 and consisted of corporate commercial paper.

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a separate component of other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

The Company had no marketable securities at December 31, 1998. Marketable securities at December 31, 1997 consisted of corporate debt securities. During the years ended December 31, 1998, 1997 and 1996, there were no realized gains or losses on sales of securities. As of December 31, 1997, there were no unrealized gains or losses on securities. All of the marketable securities as of December 31, 1997 had a contractual maturity of less than one year.

EQUIPMENT INVENTORY

Equipment inventory is stated at the lower of cost (first-in, first-out method) or market.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records an estimate of uncollectible accounts receivable based on the current aging of its receivables and its prior collections experience.

INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY

Prior to its consolidation effective January 1, 1998, the investment in SJCTC was accounted for using the equity method and consisted of the cost of acquiring the ownership interest in the partnership and the Company's share of the partnership's net income (loss) from the date of acquisition. The excess of the cost over the equity acquired was being amortized through charges to operations by the straight-line method over 40 years. (See Note
4).

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: office building - 15 years, operating equipment - 7 to 25 years, office furniture and other equipment - 1 to 5 years, and rental equipment - 2 years.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

CAPITALIZED INTEREST

Interest is capitalized as a component of the cost of property, plant and equipment constructed. In 1998, 1997 and 1996, interest of $148,000, $415,000 and $198,000, respectively, was capitalized.

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred relating to the issuance of debt and are amortized over the term of the related debt.

ADVERTISING

Advertising costs incurred for the years ended December 31, 1998, 1997 and 1996 were $2,866,000, $2,731,000 and $2,544,000, respectively. The costs were either charged to expense or charged to SJCTC.

2. BUSINESS COMBINATION

Effective December 31, 1997, each of CCPR's subsidiaries that owned or controlled an FCC cellular license in a Puerto Rico market (other than SJCTC) was merged with and into the Company. The specific subsidiaries merged with and into the Company were Aguadilla Cellular Telephone Company, Inc. ("Aguadilla"), Cellular Communications of Arecibo, Inc. ("Arecibo"), CCI PR RSA Inc. ("RSA"), Cellular Ponce, Inc. ("Ponce"), Mayaguez Cellular Telephone Co., Inc. ("Mayaguez") and Star Associates, Inc. ("Star"). The Company acquired all of the common stock of these subsidiaries in exchange for 400 shares of the Company's common stock with the Company being the surviving corporation in the mergers.

Also as a result of the mergers, the partnership known as Gamma
Communications ("Gamma") was terminated effective December 31, 1997, and the net assets of Gamma were transferred to the Company.

The mergers and termination were accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a "pooling of interests." Accordingly, in 1997 the Company's financial statements were restated to include the results of the merged entities for all periods presented. All material intercompany transactions have been eliminated.

3. RECENT ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in 1998 which had no impact on the Company's financial position or results of operations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted effective January 1, 2000. Management does not anticipate that the adoption of this new standard will have a significant effect on results of operations or the financial condition of the Company.

4. UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:


                                                        DECEMBER 31
                                                   1998              1997
                                              ------------------------------

Deferred cellular license costs                $  3,252,000     $ 3,252,000
Excess of purchase price paid over the fair
   market value of tangible assets acquired     246,009,000      10,482,000
                                              ------------------------------
                                                249,261,000      13,734,000
Accumulated amortization                        (13,912,000)     (5,501,000)
                                              ------------------------------
                                               $235,349,000     $ 8,233,000
                                              ------------------------------

In January 1998, SJCTC purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Costs of $286,000 were incurred in connection with the acquisition.

In August 1998, the Company purchased an additional 23.5% interest in SJCTC from CCPR for $120,000,000 in cash. The Company's aggregate ownership of the partnership interests in SJCTC is now 50.646%, and CCPR directly or through subsidiaries owns the remaining 49.354% of the interests. The acquisition has been accounted for as a purchase, and, accordingly, the net assets and the results of operations of SJCTC have been included in the consolidated financial statements as though the purchase occurred on January 1, 1998. The Company has included minority interests in its results of operations for the 72.854% of the interests in SJCTC that it did not own prior to August 1998 and for the 49.354% of the interests subsequent to August 1998. The purchase price exceeded the fair value of the net tangible assets acquired by $116,244,000, which is classified as license acquisition costs. In addition, the Company's investment in SJCTC was reclassified to license acquisition costs.

The pro forma unaudited consolidated results of operations for the years ended December 31, 1998 and 1997 assuming consummation of the SJCTC and RSA-4 acquisitions as of January 1, 1997 are as follows:


                                             YEAR ENDED DECEMBER 31
                                              1998            1997
                                        --------------------------------

Total revenues                            $  154,551,000  $  127,788,000
Income (loss) before extraordinary item        4,969,000      (2,984,000)
Net income (loss)                              4,969,000      (6,310,000)


5. INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY

The investment in SJCTC at December 31, 1997 consisted of the following:


Purchase of San Juan Cellular Telephone Company
  interests                                                 $101,592,000
Equity in accumulated net income                                 105,000
                                                        ----------------
                                                             101,697,000
Accumulated amortization                                      (2,875,000)
                                                        ----------------
                                                            $ 98,822,000
                                                        ----------------

In February 1996, the Company acquired approximately 6% of SJCTC in exchange for 820,000 shares of common stock of CCPR. The stock was valued at $21,536,000, the fair market value on the date of acquisition. The Company recorded a liability to CCPR of $21,536,000 in connection with the acquisition. The Company incurred $56,000 in expenses related to the acquisition.

In January 1997, the Company acquired an additional 21% interest in SJCTC from CCPR, in exchange for cash of $80,000,000.

The following summarizes the assets, liabilities and partners' capital of SJCTC at December 31, 1997:


     ASSETS
     Current assets                             $   8,715,000
     Deferred costs, net                              163,000
                                         --------------------
                                                $   8,878,000
                                         --------------------

     LIABILITIES AND PARTNERS' CAPITAL
     Partners' capital                          $   8,878,000
                                         --------------------

The following summarizes the results of operations of SJCTC:


                                                 YEAR ENDED DECEMBER 31
                                                  1997            1996
                                            --------------------------------

Revenues                                        $107,400,000     $96,907,000
Cost and expenses                                108,136,000      88,188,000
                                            --------------------------------
Operating (loss)                                    (736,000)      8,719,000
Interest income                                        1,000           2,000
                                            --------------------------------
Income (loss) before income taxes                   (735,000)      8,721,000
Income taxes                                               -      (3,319,000)
                                            --------------------------------
Net income (loss)                             $     (735,000)    $ 5,402,000
                                            ================================

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:


                                                      DECEMBER 31
                                                  1998            1997
                                            --------------------------------

Land                                         $     1,928,000$      1,928,000
Office building                                    9,922,000       9,922,000
Operating equipment                              132,961,000     118,048,000
Office furniture and other equipment              32,430,000      23,207,000
Rental equipment                                   1,551,000         623,000
Construction in progress                           8,060,000      12,070,000
                                            --------------------------------
                                                 186,852,000     165,798,000
Accumulated depreciation                         (68,572,000)    (46,096,000)
                                            --------------------------------
                                               $ 118,280,000   $ 119,702,000
                                            ================================

7. ACCRUED EXPENSES

Accrued expenses consist of:


                                                      DECEMBER 31
                                                  1998            1997
                                            --------------------------------

Accrued franchise, property and income taxes    $  3,353,000    $  2,722,000
Interest payable                                   8,367,000       8,333,000
Other                                              9,238,000       7,288,000
                                            --------------------------------
                                                 $20,958,000     $18,343,000
                                            ================================

8. RELATED PARTY TRANSACTIONS

Prior to SJCTC's consolidation in 1998, the Company allocated revenues to SJCTC based on the completed calls within its license area during the year, and allocated costs to SJCTC based on the number of cell sites and radio channels in operation or under construction within its license area during the year pursuant to the Administration and Management Agreement. During 1997 and 1996, the Company collected cellular service and equipment revenues of $107,400,000 and $96,907,000, respectively, and incurred costs of $71,819,000 and $69,198,000, respectively, on behalf of SJCTC. These revenues and expenses are not included in the Company's statement of operations in 1997 and 1996 and are included in the statement of operations of SJCTC.

9. LONG-TERM DEBT

Long-term debt consists of:


                                                      DECEMBER 31
                                                  1998            1997
                                            --------------------------------

     Senior Subordinated Notes                  $200,000,000    $200,000,000
     Bank loan                                   155,000,000               -
                                            --------------------------------
                                                $355,000,000    $200,000,000
                                            ================================

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

The Company has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at the Company's option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on the Company's borrowings as of December 31, 1998 was 7.87%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

In connection with the bank loan, CCPR has pledged to the banks the stock of its subsidiaries and CCPR and its subsidiaries have given the banks a security interest in their assets. CCPR and its other subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan, which guarantee is full, joint and several. The bank loan also includes, among other things, restrictions on CCPR and its subsidiaries' (i) dividend payments, (ii) acquisitions, (iii) investments,
(iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that CCPR and subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

In January 1997, the Company issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR, which guarantee is full, joint and several. The Company and CCPR used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under a bank loan. In connection with the repayment of the loan, the Company recorded an extraordinary loss of $4,067,000 from the write-off of unamortized deferred financing costs.

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually as of August 1, 1997. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to the Company, CCPR and certain subsidiaries of CCPR that limit their ability to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments (except for dividend payments to CCPR and an aggregate of up to $100,000,000 to be used for dividends or restricted payments to Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated), the parent company of CCPR ("Parent")),
(iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

The consolidated financial statements of CCPR and subsidiaries are included in CCPR's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file no. 0-19869).

Long-term debt repayments are due as follows:

     Year ending December 31,
        2001                                     $  5,000,000
        2002                                       11,500,000
        2003                                       14,500,000
        Thereafter                                324,000,000
                                             ----------------
                                                 $355,000,000
                                             ================

The fair value of the Notes as of December 31, 1998 and 1997 was $193,500,000 and $194,000,000, respectively, based on the quoted market price. The fair value of the bank loan as of December 31, 1998 was $155,000,000 based on discounted cash flow analysis.

10.   INCOME TAXES

The provision for income taxes consists of the following:


                                     YEAR ENDED DECEMBER 31
                               1998           1997          1996
                          --------------------------------------------
Current:
   Federal                   $          -     $       -   $          -
   Puerto Rico                    279,000         2,000        163,000
                          ---------------------------------------------
Total current                     279,000         2,000        163,000

Deferred:
   Federal                              -             -              -
   Puerto Rico                          -             -        797,000
                          ---------------------------------------------
Total deferred                          -             -        797,000
                          --------------------------------------------
                                 $279,000        $2,000       $960,000
                          ============================================

The Company is included in Parent's consolidated federal income tax return. In January 1997, the Company, CCPR and Parent entered into a tax sharing agreement which provides that CCPR and the Company will pay to Parent (or Parent will pay to CCPR or the Company, as appropriate) an amount which would equal the amount of federal income taxes for which a company would be liable if such company were not part of the Parent's consolidated group.

The provision for income taxes differs from the statutory rates principally due to state and local taxes and losses for which no benefit is taken.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liability and asset as of December 31, 1998 and 1997, are as follows:


                                                      DECEMBER 31
                                                  1998            1997
                                            --------------------------------
Deferred tax liability:
Tax over book depreciation                  $      6,102,000  $      797,000

Deferred tax asset:
   Net operating loss carryforwards               13,044,000       6,796,000
   Valuation allowance for deferred
     tax assets                                   (7,739,000)     (6,796,000)
                                            --------------------------------
Net deferred tax asset                             5,305,000               -
                                            ================================
Net deferred taxes                            $      797,000  $      797,000
                                            ================================

As of December 31, 1998, the Company had net operating loss carryforwards of approximately $33,400,000 to offset future Puerto Rico taxable income that expire as follows: $2,000,000 in 1999, $2,200,000 in 2000, $2,600,000 in 2001, $4,100,000 in 2002, $5,200,000 in 2003, $16,200,000 in 2004 and
$1,100,000 in 2005.

11.   PENSION PLAN

The Company has a defined contribution plan covering all employees who have completed six months of employment. The Company's matching contributions are determined annually. Participants can make salary deferral contributions of 1% to 10% of annual compensation, not to exceed the maximum allowed by law. Costs incurred for 1998, 1997 and 1996 were $212,000 , $187,000 and $145,000, respectively.

12.   LEASES

Total rent which was either charged to expense or to SJCTC during the years ended December 31, 1998, 1997 and 1996 was $3,191,000, $3,367,000 and
$2,852,000, respectively.

Future minimum annual lease payments under noncancelable operating leases at December 31, 1998 are: $2,993,000 (1999); $2,286,000 (2000), $1,579,000
(2001); $861,000 (2002); $362,000 (2003) and $2,908,000 thereafter.

In 1997, the Company entered into a lease for office space through 2012 which is classified as a capital lease for financial reporting purposes. Accordingly, an asset of $9,922,000 has been recorded. Accumulated depreciation on the office building at December 31, 1998 and 1997 was $1,049,000 and $388,000, respectively. Future minimum annual payments under this lease at December 31, 1998 are as follows:

   Year ending December 31,
            1999                                                $1,196,000
            2000                                                 1,196,000
            2001                                                 1,196,000
            2002                                                 1,265,000
            2003                                                 1,288,000
            Thereafter                                          10,872,000
                                                          ----------------
                                                                17,013,000
            Interest                                            (7,557,000)
                                                          ----------------
            Present value of net minimum obligations             9,456,000
            Current portion (included in accrued expenses)        (299,000)
                                                          ----------------
                                                                $9,157,000
                                                          ================

13.   COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 1998, the Company was committed to purchase approximately $7,400,000 for cellular network and other equipment and for construction services. In addition, as of December 31, 1998, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $2,200,000.

In 1992, the Company entered into an agreement, which in effect provides for a twenty year license to use a service mark in Puerto Rico, which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1998 were $289,000, which were determined by the size of the Company's markets.

The Company is involved in various disputes, arising in the ordinary course of business, which may result in pending or threatened litigation. The Company's management expects no material adverse effect on the Company's financial condition, results of operations or cash flows to result from these matters.



                    CCPR Services, Inc. and Subsidiaries

              Schedule II - Valuation and Qualifying Accounts


             COL. A                COL. B             COL. C               COL. D         COL. E
----------------------------------------------------------------------------------------------------
                                                     ADDITIONS
                                              -------------------------
                                                  (1)          (2)
                                              -------------------------
                                 BALANCE AT                  CHARGED TO
                                 BEGINNING    CHARGED TO       OTHER                       BALANCE AT
                                     OF        COSTS AND     ACCOUNTS-    DEDUCTIONS-         END
          DESCRIPTION              PERIOD      EXPENSES       DESCRIBE     DESCRIBE        OF PERIOD
-----------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
   Allowance for doubtful
      accounts                    $1,839,000   $4,677,000       $ -      $(5,010,000(a)    $1,506,000

Year ended December 31, 1997:
   Allowance for doubtful
      accounts                    $3,472,000   $6,620,000       $ -      $(8,253,000(a)    $1,839,000

Year ended December 31, 1996:     $2,903,000   $7,087,000       $ -      $(6,518,000(a)    $3,472,000
   Allowance for doubtful
      accounts

(a) - Uncollectible accounts written-off, net of recoveries.