Form 10-K/A
period 1998-12-31
CCPR SERVICES INC
filed 1999-05-12
CIK 1038374

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ----------------

                                F O R M 10-K/A-1

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



                             TABLE OF CONTENTS

                                                                      Page

PART I
      ITEM 1.   BUSINESS................................................1*
      ITEM 2.   PROPERTY................................................1*
      ITEM 3.   LEGAL PROCEEDINGS.......................................1*
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.........1*

PART II
      ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS...........................2*
      ITEM 6.   SELECTED FINANCIAL DATA.................................2
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION.................3
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...........................................8*
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............9
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE................9*

PART III
      ITEMS 10, 11, 12 AND 13..........................................10*

PART IV
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                SCHEDULES AND REPORTS ON FORM 8-K......................10*

EXHIBIT INDEX..........................................................11*

SIGNATURES.............................................................12

INDEX TO FINANCIAL STATEMENTS.........................................F-1


*  Previously filed.



The Annual Report on Form 10-K of CCPR Services, Inc. for the fiscal year ended December 31, 1998 is being amended by this Form 10-K/A-1 to reflect a change in the accounting for the 1997 and 1998 acquisitions of interests in the San Juan Cellular Telephone Company from the Company's parent.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CCPR SERVICES, INC.



                                        By: /s/ Gregg Gorelick
                                            ------------------------
                                        Name:  Gregg Gorelick
                                        Title: Vice President-Controller


Date:  May 7, 1999


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

                                                              YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                              1998(1)    1997        1996        1995      1994
                                            ------------------------------------------------------
                                                                    (IN THOUSANDS)
INCOME STATEMENT DATA:
    Revenues                                $154,551    $55,932     $38,295    $28,105    $14,085
    Operating income (loss)                   33,527     19,986       9,348      4,504     (3,535)
    Income (loss) before extraordinary
        item                                   7,072       (667)      1,491      1,821     (3,643)
    Net income (loss)                          7,072     (3,993)      1,491      1,821     (3,643)


                                                                     DECEMBER 31,
                                            -------------------------------------------------------
                                             1998(1)(2)  1997(2)    1996       1995       1994
                                            -------------------------------------------------------

BALANCE SHEET DATA:
    Working capital (deficiency)              $7,183    $(27,488)   $(8,156)   $6,222     $(39,534)
    Property, plant and equipment-net        118,280     119,702     90,000    69,594       52,760
    Total assets                             284,842     221,921    163,408   122,087       80,530
    Long-term debt excluding capital
        Lease                                355,000     200,000    115,000    90,000          225
    Shareholder's equity (deficiency)       (143,328)    (60,204)     2,291       800       24,127

(1) In 1998, the Company borrowed $155,000,000 under a new credit agreement with various banks. The Company consolidates the San Juan Cellular Telephone Company effective January 1, 1998.

(2) The Company made cash payments to its parent of $90,196,000 and $58,502,000 in 1998 and 1997, respectively, which were accounted for as reductions to shareholder's equity.

The Company did not declare or pay any cash dividends during the periods indicated.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         In August 1998, the Company purchased an additional 23.5% interest in the San Juan Cellular Telephone Company ("SJCTC"). The Company's aggregate ownership of the partnership interests in SJCTC is now 50.646%, and CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.) ("CCPR") directly or through subsidiaries owns the remaining 49.354% of the interests. The acquisition was accounted for as a transfer of entities under common control, and, accordingly, the net assets and the results of operations of SJCTC have been included in the consolidated financial statements as though the transfer occurred on January 1, 1998. The Company has included minority interests in its results of operations for the 72.854% of the interests in SJCTC that it did not own prior to August 1998 and for the 49.354% of the interests subsequent to August 1998.

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

         Amortization expense increased to $3,344,000 from $2,530,000 primarily due to increases in license acquisition costs and deferred financing costs.

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

         Amortization expense increased to $2,530,000 from $1,927,000 primarily due to the increase in investment in SJCTC.

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

                                                            (IN THOUSANDS)

                                                                 1998
                                                          THREE MONTHS ENDED
                                      -----------------------------------------------------------
                                         MARCH 31       JUNE 30       SEPTEMBER 30   DECEMBER 31
                                      -----------------------------------------------------------
Revenues                                 $33,829       $36,856         $39,385         $44,481
Operating income                           6,075         7,722           9,167          10,563
Net income (loss)                            448         1,901           2,201           2,522


                                                                 1997
                                                          THREE MONTHS ENDED
                                      ------------------------------------------------------------
                                        MARCH 31       JUNE 30       SEPTEMBER 30   DECEMBER 31
                                      ------------------------------------------------------------

Revenues                                 $12,983       $14,123         $13,556         $15,270
Operating income                           4,837         5,534           4,525           5,090
Income (loss) before extraordinary
  item                                       834           365            (770)         (1,096)
Net income (loss)                         (2,919)          791            (383)         (1,482)


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

As more fully described in Note 4, the Company has restated the consolidated financial statements to correct the accounting for its purchases of interests in the San Juan Cellular Telephone Company from its Parent.


                                            ERNST & YOUNG LLP



San Juan, Puerto Rico
February 26, 1999, except for
the last paragraph of Note 4 as
to which the date is April 30, 1999





                           CCPR Services, Inc. and Subsidiaries

                                 Consolidated Balance Sheets

                                                                        DECEMBER 31
                                                                    1998            1997
                                                              --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $32,146,000    $  9,181,000
   Marketable securities                                                     -         235,000
Accounts receivable - trade, less allowance for doubtful
      accounts of $1,506,000 (1998) and $1,839,000 (1997)           17,620,000      17,847,000
   Due from affiliates                                               4,283,000      12,313,000
   Equipment inventory                                               7,159,000       2,497,000
   Prepaid expenses                                                  5,295,000       3,108,000
                                                              --------------------------------
Total current assets                                                66,503,000      45,181,000

Property, plant and equipment, net                                 118,280,000     119,702,000
Investment in San Juan Cellular Telephone Company                            -      41,661,000
Unamortized license acquisition costs                               90,394,000       8,233,000
Deferred financing costs, net of accumulated amortization of
   $1,446,000 (1998) and $584,000 (1997)                             8,721,000       6,206,000
Other assets, net of accumulated amortization of $709,000
   (1998) and $1,046,000 (1997)                                        944,000         938,000
                                                              --------------------------------
Total assets                                                      $284,842,000    $221,921,000
                                                              ================================

LIABILITIES AND SHAREHOLDER'S (DEFICIENCY)
Current liabilities:
   Accounts payable                                                $14,640,000    $  6,335,000
   Accrued expenses                                                 20,958,000      18,343,000
   Due to affiliates                                                18,385,000      44,897,000
   Deferred revenue                                                  5,337,000       3,094,000
                                                              --------------------------------
Total current liabilities                                           59,320,000      72,669,000

Long-term debt                                                     355,000,000     200,000,000
Obligation under capital lease                                       9,157,000       9,456,000
Commitments and contingent liabilities
Minority interest                                                    4,693,000               -

Shareholder's (deficiency):
Common stock - $1 par value; authorized 1,500 shares; issued
      and outstanding 1,400 shares                                       1,000           1,000
   Additional paid-in capital                                                -               -
   (Deficit)                                                      (143,329,000)    (60,205,000)
                                                              --------------------------------
Total shareholder's equity (deficiency)                           (143,328,000)    (60,204,000)
                                                              --------------------------------
Total liabilities and shareholder's (deficiency)                  $284,842,000    $221,921,000
                                                              ================================

See accompanying notes




                              CCPR Services, Inc. and Subsidiaries

                              Consolidated Statements of Operations

                                                            YEAR ENDED DECEMBER 31
                                                     1998            1997           1996
                                                ----------------------------------------------
REVENUES:
   Service revenue                                 $133,413,000     $18,452,000    $17,701,000
   Equipment revenue                                 21,138,000       1,936,000      1,873,000
   Administrative and capital usage
      fees charged to San Juan Cellular
      Telephone Company                                       -      35,743,000     18,417,000
   Equity in net income (loss) of San Juan
      Cellular Telephone Company                              -        (199,000)       304,000
                                                ----------------------------------------------
                                                    154,551,000      55,932,000     38,295,000

COST AND EXPENSES:
   Cost of equipment sold                            18,875,000       2,218,000      2,453,000
   Operating expenses                                14,212,000       2,981,000      2,736,000
   Selling, general and administrative expenses      60,144,000      10,986,000     10,092,000
   Depreciation of rental equipment                     505,000         221,000        193,000
   Depreciation expense                              23,944,000      17,010,000     11,546,000
   Amortization expense                               3,344,000       2,530,000      1,927,000
                                                ----------------------------------------------
                                                    121,024,000      35,946,000     28,947,000
                                                ----------------------------------------------
Operating income                                     33,527,000      19,986,000      9,348,000

OTHER INCOME (EXPENSE):
   Intercompany interest income                         227,000         531,000        597,000
   Interest income and other, net                        63,000      (1,788,000)       600,000
   Interest expense                                 (26,154,000)    (19,394,000)    (8,094,000)
                                                ----------------------------------------------
Income (loss) before income taxes, minority
   interests and extraordinary item                   7,663,000        (665,000)     2,451,000

Income tax provision                                   (279,000)         (2,000)      (960,000)
                                                ----------------------------------------------
Income (loss) before minority interests
   and extraordinary item                             7,384,000        (667,000)     1,491,000
Minority interests                                     (312,000)              -              -
                                                ----------------------------------------------
Income (loss) before extraordinary item               7,072,000        (667,000)     1,491,000
Loss from early extinguishment of debt                                                       -
   net of income tax benefit of $741,000                      -      (3,326,000)
                                                ----------------------------------------------
Net income (loss)                                   $ 7,072,000    $ (3,993,000)  $  1,491,000
                                                ==============================================

See accompanying notes



                    CCPR Services, Inc. and Subsidiaries

                  Consolidated Statement of Shareholder's Equity (Deficiency)

                                                    Additional      Retained
                                 Common Stock         Paid-in       Earnings
                                Shares     Amount       Capital       (Deficit)       Total
                              ----------------------------------------------------------------
Balance at December 31, 1995      1,400     $1,000    $19,513,000   $(18,714,000)  $   800,000
Net income                                                             1,491,000     1,491,000
                              ----------------------------------------------------------------
Balance at December 31, 1996      1,400      1,000     19,513,000    (17,223,000)    2,291,000
Return of capital                                     (19,513,000)   (38,989,000)  (58,502,000)
Net loss                                                              (3,993,000)   (3,993,000)
                              ----------------------------------------------------------------
Balance at December 31, 1997      1,400      1,000              -    (60,205,000)  (60,204,000)
Return of capital                                                    (90,196,000)  (90,196,000)
Net income                                                             7,072,000     7,072,000
                              -----------------------------------------------------------------
Balance at December 31, 1998      1,400     $1,000              -  $(143,329,000) $(143,328,000)
                              -----------------------------------------------------------------

See accompanying notes



                           CCPR Services, Inc. and Subsidiaries

                           Consolidated Statements of Cash Flows

                                                               YEAR ENDED DECEMBER 31
                                                           1998          1997          1996
                                                      ----------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                       $ 7,072,000   $(3,993,000) $ 1,491,000
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                         27,793,000    19,761,000   13,666,000
   Minority interest                                        312,000             -            -
Equity in net (income) loss of  San Juan Cellular
      Telephone Company                                           -       199,000     (304,000)
   Loss from early extinguishment of debt                         -     4,067,000            -
   Provision for losses on accounts receivable            4,677,000     6,620,000    7,087,000
   Loss on disposal of fixed assets                         182,000     1,792,000       67,000
   Changes in operating assets and liabilities:
      Accounts receivable                                (3,811,000)   (5,914,000)  (9,629,000)
      Due from affiliates                                 8,030,000    (5,458,000)   1,559,000
      Equipment inventory                                (4,662,000)     (205,000)   2,425,000
      Prepaid expenses                                       93,000      (685,000)  (1,028,000)
      Other assets                                          (51,000)      (97,000)    (472,000)
      Accounts payable                                    7,065,000      (913,000)   2,428,000
      Accrued expenses                                    1,794,000     6,806,000    2,826,000
      Due to affiliates                                  (4,994,000)    1,198,000  (11,260,000)
      Deferred revenue                                    2,243,000       640,000      103,000
                                                      ----------------------------------------
Net cash provided by operating activities                45,743,000    23,818,000    8,959,000

INVESTING ACTIVITIES
Purchase of marketable securities                                 -      (235,000) (15,658,000)
Proceeds from maturities of marketable securities           235,000     5,917,000    9,741,000
Purchase of cellular license interest                    (8,686,000)            -            -
Purchase of San Juan Cellular Telephone Company
   interest, net of cash acquired                       (29,757,000)  (21,498,000)     (56,000)
Purchase of property, plant and equipment               (21,695,000)  (37,335,000) (33,014,000)
                                                      ----------------------------------------
Net cash (used in) investing activities                 (59,903,000)  (53,151,000) (38,987,000)

FINANCING ACTIVITIES
Due to CCPR, Inc.                                        14,870,000    17,056,000            -
Return of capital to CCPR, Inc.                         (90,196,000)  (58,502,000)           -
Principal payments of capital lease obligation             (272,000)     (194,000)           -
Additional deferred financing costs                               -             -      (23,000)
Proceeds from borrowings, net of financing costs        151,623,000   193,233,000   52,000,000
Repayment of amount due to CCPR, Inc.                   (30,000,000)            -            -
Principal payments                                       (8,900,000) (115,000,000) (27,000,000)
                                                       ----------------------------------------
Net cash provided by financing activities                37,125,000    36,593,000   24,977,000
                                                      ----------------------------------------
Increase (decrease) in cash and cash equivalents         22,965,000     7,260,000   (5,051,000)
Cash and cash equivalents at beginning of year            9,181,000     1,921,000    6,972,000
                                                      ----------------------------------------
Cash and cash equivalents at end of year              $  32,146,000  $  9,181,000  $ 1,921,000
                                                      ========================================



                                                               YEAR ENDED DECEMBER 31
                                                            1998          1997         1996
                                                      ----------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive of
   amounts capitalized                                  $26,120,000   $13,155,000  $ 7,032,000
Income taxes paid                                            57,000       226,000      757,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liability to parent company incurred in connection
   with acquisition of San Juan Cellular Telephone
   Company interest                                     $         -   $        -   $21,536,000

Liabilities incurred to acquire property, plant and
   equipment                                              5,191,000     3,038,000    1,568,000
Capital lease obligation incurred to acquire office
   building                                                       -     9,922,000            -
Long-term debt issued to acquire cellular license         8,900,000             -            -
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

4. UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:


                                                        DECEMBER 31
                                                   1998              1997
                                              ------------------------------

Deferred cellular license costs                $  3,252,000     $ 3,252,000
Excess of purchase price paid over the fair
   market value of tangible assets acquired      97,311,000      10,482,000
                                              ------------------------------
                                                100,563,000      13,734,000
Accumulated amortization                        (10,169,000)     (5,501,000)
                                              ------------------------------
                                               $ 90,394,000     $ 8,233,000
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

In August 1998, the Company purchased an additional 23.5% interest in SJCTC from CCPR for $120,000,000 in cash. The Company recorded its investment in SJCTC at CCPR's net book value of $29,804,000 and the additional cash paid of $90,196,000 was recorded as a reduction in shareholder's equity. The Company's aggregate ownership of the partnership interests in SJCTC is now 50.646%, and CCPR directly or through subsidiaries owns the remaining 49.354% of the interests. The acquisition has been accounted for as a transfer among entities under common control, and, accordingly, the net assets and the results of operations of SJCTC have been included in the consolidated financial statements as though the purchase occurred on January 1, 1998. The Company has included minority interests in its results of operations for the 72.854% of the interests in SJCTC that it did not own prior to August 1998 and for the 49.354% of the interests subsequent to August 1998.

The pro forma unaudited consolidated results of operations for the years ended December 31, 1998 and 1997 assuming consummation of the SJCTC and RSA-4 acquisitions as of January 1, 1997 are as follows:


                                             YEAR ENDED DECEMBER 31
                                              1998            1997
                                        --------------------------------

Total revenues                            $  154,551,000  $  127,788,000
Income (loss) before extraordinary item        7,371,000      (1,643,000)
Net income (loss)                              7,371,000      (4,969,000)

The Company previously recorded the excess of the purchase price over the fair value of the net tangible assets of SJCTC that it purchased from CCPR as license acquisition costs. The Company has restated the financial statements to correct the accounting for the interests in SJCTC and now accounts for the interest in SJCTC at CCPR's historical cost with the balance of the purchase price being recorded as a reduction of shareholder's equity. The effect of this restatement was to change the net income from $4,670,000 to $7,072,000 in 1998 and net loss from $(5,334,000)
to $(3,993,000) in 1997.


5. INVESTMENT IN SAN JUAN CELLULAR TELEPHONE COMPANY

The investment in SJCTC at December 31, 1997 consisted of the following:


Purchase of San Juan Cellular Telephone Company
  interests                                                 $ 21,592,000
Carryover basis of SJCTC interest purchased
  from CCPR                                                   21,498,000
Equity in accumulated net income                                 105,000
                                                        ----------------
                                                              43,195,000
Accumulated amortization                                      (1,534,000)
                                                        ----------------
                                                            $ 41,661,000
                                                        ----------------

In February 1996, the Company acquired approximately 6% of SJCTC from a third party in exchange for 820,000 shares of common stock of CCPR. The stock was valued at $21,536,000, the fair market value on the date of acquisition. The Company recorded a liability to CCPR of $21,536,000 in connection with the acquisition. The Company incurred $56,000 in expenses related to the acquisition.

In January 1997, the Company acquired an additional 21% interest in SJCTC from CCPR, in exchange for cash of $80,000,000. The Company recorded its investment in SJCTC at CCPR's net book value of $21,498,000 and the additional cash paid of $58,502,000 was recorded as a reduction in shareholder's equity.

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