Form 10-Q
period 1999-03-31
CCPR SERVICES INC
filed 1999-05-14
CIK 1038374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                333-26055
                    ------------------------------------------------------------


                               CCPR SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-3120943
------------------------------------        ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


110 East 59th Street, New York, New York                             10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (212) 355-3466
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the issuer's common stock as of March 31, 1999 was 1,400.

                      CCPR Services, Inc. and Subsidiaries

                                      Index


PART I.  FINANCIAL INFORMATION                                             Page
------   ---------------------                                             ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 1999 and December 31, 1998 ...........................     2

         Condensed Consolidated Statements of Income -
         Three months ended March 31, 1999 and 1998 .....................     3

         Condensed Consolidated Statement of Shareholder's
         (Deficiency) - Three months ended March 31, 1999 ...............     4

         Condensed Consolidated Statements of Cash Flows-
         Three months ended March 31, 1999 and 1998 .....................     5

         Notes to Condensed Consolidated Financial Statements ...........     6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition .............................     9

Item 3.  Quantitative and Qualitative Disclosures About Market Risks ....    13

PART II. OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K ...............................    14

SIGNATURES...............................................................    15
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CCPR Services, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                      MARCH 31,        DECEMBER 31,
                                                                        1999              1998
                                                                   --------------------------------
                                                                     (Unaudited)        (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                       $   26,963,000    $   32,146,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $1,097,000 (1999) and $1,506,000 (1998)               16,103,000        17,620,000
   Due from affiliates                                                  4,534,000         4,283,000
   Equipment inventory                                                 10,245,000         7,159,000
   Prepaid expenses and other current assets                            4,339,000         5,295,000
                                                                   --------------------------------
Total current assets                                                   62,184,000        66,503,000

Property, plant and equipment, net                                    122,038,000       118,280,000
Unamortized license acquisition costs                                  89,745,000        90,394,000
Deferred financing costs, less accumulated amortization
   of $1,732,000 (1999) and $1,446,000 (1998)                           8,435,000         8,721,000
Other assets, less accumulated amortization of
   $750,000 (1999) and $709,000 (1998)                                    892,000           944,000
                                                                   --------------------------------
                                                                   $  283,294,000    $  284,842,000
                                                                   ================================
LIABILITIES AND SHAREHOLDER'S (DEFICIENCY)
Current liabilities:
   Accounts payable                                                $   12,603,000    $   14,640,000
   Accrued expenses                                                    16,825,000        20,958,000
   Due to affiliates                                                   19,815,000        18,385,000
   Deferred revenue                                                     5,985,000         5,337,000
                                                                   --------------------------------
Total current liabilities                                              55,228,000        59,320,000

Long-term debt                                                        355,000,000       355,000,000
Obligation under capital lease                                          9,078,000         9,157,000
Commitments and contingent liabilities
Minority interest                                                       4,806,000         4,693,000

Shareholder's (deficiency):
   Common stock - $1 par value; authorized 1,500 shares;
      issued and outstanding 1,400 shares                                   1,000             1,000
   Additional paid-in capital                                                   -                 -
   (Deficit)                                                         (140,819,000)     (143,329,000)
                                                                   --------------------------------
                                                                     (140,818,000)     (143,328,000)
                                                                   --------------------------------
                                                                   $  283,294,000    $  284,842,000
                                                                   ================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                      CCPR Services, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                      ---------------------------------
                                                           1999                1998
                                                      ---------------------------------
REVENUES:
Service revenue                                       $ 35,569,000         $ 29,623,000
Equipment revenue                                        6,632,000            4,206,000
                                                      ---------------------------------
                                                        42,201,000           33,829,000

COSTS AND EXPENSES:
Cost of equipment sold                                   5,890,000            3,772,000
Operating expenses                                       3,133,000            3,458,000
Selling, general and administrative expenses            14,593,000           14,144,000
Depreciation of rental equipment                           177,000               83,000
Depreciation expense                                     6,684,000            5,528,000
Amortization expense                                       945,000              769,000
                                                      ---------------------------------
                                                        31,422,000           27,754,000
                                                      ---------------------------------
Operating income                                        10,779,000            6,075,000

OTHER INCOME (EXPENSE):
Intercompany interest income                                 2,000              113,000
Interest income and other, net                              64,000               30,000
Interest expense                                        (8,194,000)          (5,364,000)
                                                      ---------------------------------
Income before income taxes and minority interest         2,651,000              854,000
Income tax provision                                       (28,000)             (67,000)
                                                      ---------------------------------
Income before minority interest                          2,623,000              787,000
Minority interest                                         (113,000)            (339,000)
                                                      ---------------------------------
Net income                                            $  2,510,000         $    448,000
                                                      =================================


See accompanying notes.

                      CCPR Services, Inc. and Subsidiaries
         Condensed Consolidated Statement of Shareholder's (Deficiency)
                                   (Unaudited)


                                    COMMON STOCK         ADDITIONAL
                                 ------------------       PAID-IN
                                 SHARES      AMOUNT       CAPITAL       (DEFICIT)           TOTAL
                                 --------------------------------------------------------------------
Balance, December 31, 1998        1,400     $ 1,000      $   -       $ (143,329,000)   $ (143,328,000)

Net income for the three
  months ended March 31, 1999                                             2,510,000         2,510,000
                                 --------------------------------------------------------------------
Balance, March 31, 1999           1,400     $ 1,000      $   -       $ (140,819,000)   $ (140,818,000)
                                 ====================================================================


See accompanying notes.

                      CCPR Services, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                   -------------------------------
                                                                        1999               1998
                                                                   -------------------------------
Net cash provided by operating activities                          $   5,435,000      $  7,471,000
                                                                   -------------------------------

INVESTING ACTIVITIES
Purchase of cellular license interest                                          -        (8,686,000)
Proceeds from maturities of marketable securities                              -           235,000
Purchase of property, plant and equipment                            (10,546,000)       (7,343,000)
                                                                   -------------------------------
Net cash (used in) investing activities                              (10,546,000)      (15,794,000)
                                                                   -------------------------------

FINANCING ACTIVITIES
Due to CCPR, Inc.                                                              -         8,686,000
Principal payments of capital lease obligation                           (72,000)          (65,000)
                                                                   -------------------------------
Net cash provided by (used in) financing activities                      (72,000)        8,621,000
                                                                   -------------------------------

Increase (decrease) in cash and cash equivalents                      (5,183,000)          298,000
Cash and cash equivalents at beginning of period                      32,146,000         9,181,000
                                                                   -------------------------------
Cash and cash equivalents at end of period                         $  26,963,000      $  9,479,000
                                                                   ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
    of amounts capitalized                                         $  13,198,000      $ 10,187,000
Income taxes paid                                                          2,000             3,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liabilities incurred to acquire property, plant and equipment      $   5,262,000      $  1,938,000
Long-term debt issued to acquire cellular license interest                     -         8,900,000


See accompanying notes.

                      CCPR Services, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

NOTE B - MERGER AGREEMENT

On May 3, 1999, Cellular Communications of Puerto Rico, Inc. announced that it had entered into an agreement with SBC Communications Inc. ("SBC") under which it would be acquired in a transaction valued at $29.50 per outstanding share. The announcement also noted that SBC had formed a joint venture with Telefonos de Mexico S.A. de C.V. ("Telmex") to effect the acquisition.

SBC and Telmex through the joint venture will pay shareholders $29.50 per share and assume the outstanding debt of Cellular Communications of Puerto Rico, Inc. The companies aim to complete the merger by late third quarter, pending a vote by the Cellular Communications of Puerto Rico, Inc. shareholders and regulatory approvals. The Company is a wholly-owned subsidiary of CCPR, Inc., which is a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc.

NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                     MARCH 31,      DECEMBER 31,
                                                       1999             1998
                                                  ------------------------------
                                                    (Unaudited)
   Deferred cellular license costs                $   3,252,000    $   3,252,000
   Excess of purchase price paid over the fair
      market value of tangible assets acquired       97,311,000       97,311,000
                                                  ------------------------------
                                                    100,563,000      100,563,000
   Accumulated amortization                          10,818,000       10,169,000
                                                  ------------------------------
                                                  $  89,745,000    $  90,394,000
                                                  ==============================

                      CCPR Services, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS (CONTINUED)

In January 1998, the San Juan Cellular Telephone Company ("SJCTC") purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system. In August 1998, the Company purchased an additional 23.5% interest in the SJCTC. The pro forma unaudited consolidated results of operations for the three months ended March 31, 1998 assuming consummation of the SJCTC and RSA-4 acquisitions as of January 1, 1998 are as follows:

         Total revenues        $ 33,829,000
         Net income                 557,000

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                    MARCH 31,       DECEMBER 31,
                                                      1999              1998
                                                 -------------------------------
                                                   (Unaudited)
   Land                                          $   1,928,000     $   1,928,000
   Office building                                   9,922,000         9,922,000
   Operating equipment                             140,295,000       132,961,000
   Office furniture and other equipment             36,079,000        32,430,000
   Rental equipment                                  1,733,000         1,551,000
   Construction in progress                          8,413,000         8,060,000
                                                 -------------------------------
                                                   198,370,000       186,852,000
   Accumulated depreciation                         76,332,000        68,572,000
                                                 -------------------------------
                                                 $ 122,038,000     $ 118,280,000
                                                 ===============================

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of:
                                                    MARCH 31,       DECEMBER 31,
                                                      1999              1998
                                                 -------------------------------
                                                  (Unaudited)
   Accrued franchise, property and income taxes  $   3,539,000     $   3,353,000
   Accrued equipment purchases                       4,362,000         2,340,000
   Interest payable                                  3,363,000         8,367,000
   Other                                             5,561,000         6,898,000
                                                 -------------------------------
                                                 $  16,825,000     $  20,958,000
                                                 ===============================

                      CCPR Services, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE F - LONG-TERM DEBT

Long-term debt consists of:
                                                    MARCH 31,       DECEMBER 31,
                                                      1999             1998
                                                 -------------------------------
                                                  (Unaudited)

   Senior Subordinated Notes                     $ 200,000,000     $ 200,000,000
   Bank Loan                                       155,000,000       155,000,000
                                                 -------------------------------
                                                 $ 355,000,000     $ 355,000,000
                                                 ===============================

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

As of March 31, 1999, the Company was committed to purchase approximately $2,500,000 for cellular network and other equipment and for construction services. In addition, as of March 31, 1999, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $3,400,000.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use its service mark in Puerto Rico which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1999 were $290,000, which were determined by the size of the Company's markets.

                      CCPR Services, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

On May 3, 1999, Cellular Communications of Puerto Rico, Inc. announced that it had entered into an agreement with SBC Communications Inc. ("SBC") under which it would be acquired in a transaction valued at $29.50 per outstanding share. The announcement also noted that SBC had formed a joint venture with Telefonos de Mexico S.A. de C.V. ("Telmex") to effect the acquisition.

SBC and Telmex through the joint venture will pay shareholders $29.50 per share and assume the outstanding debt of Cellular Communications of Puerto Rico, Inc. The companies aim to complete the merger by late third quarter, pending a vote by the Cellular Communications of Puerto Rico, Inc. shareholders and regulatory approvals. The Company is a wholly-owned subsidiary of CCPR, Inc., which is a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998
------------------------------------------

Service revenue increased to $35,569,000 from $29,623,000 as a result of subscriber growth. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in a decrease in average monthly revenue per cellular subscriber. The Company expects these trends to continue for the foreseeable future.

The income from equipment, before depreciation of rental equipment, increased to $742,000 from $434,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change. The Company intends to continue to sell telephones at or above cost to prepaid subscribers. The Company expects the growth in prepaid subscribers to continue, therefore the Company expects the trend in equipment income to continue for the foreseeable future.

Operating expenses decreased to $3,133,000 from $3,458,000 primarily due to a reduction in interconnection expense, offset by additional costs associated with the expanded network. Operating expenses as a percentage of service revenue decreased to 9% in 1999 from 12% in 1998.

Selling, general and administrative expenses increased to $14,593,000 from $14,144,000 as a result of all of the following: an increase in selling and marketing costs, property taxes and subscriber billing expense. These increases were partially offset by a decrease in bad debt expense.

Depreciation of rental equipment increased to $177,000 from $83,000 due to an increase in the number of rental telephones.

                      CCPR Services, Inc. and Subsidiaries


Depreciation expense increased to $6,684,000 from $5,528,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $945,000 from $769,000 primarily due to an increase in deferred financing costs.

Interest income and other, net, increased to $64,000 from $30,000 primarily due to an increase in interest income on short-term investments.

Interest expense increased to $8,194,000 from $5,364,000 as a result of the new bank loan commencing August 1998.

The provision for income taxes decreased to $28,000 from $67,000 due to a decrease in Puerto Rico taxable income.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its Puerto Rico cellular system and for debt service. The Company is currently adding cell sites and increasing capacity throughout Puerto Rico. The Company expects to use approximately $28,000,000 in the remainder of 1999 for contemplated additions to the Puerto Rico cellular network and for other non-cell site related capital expenditures. The Company's commitments at March 31, 1999 of $2,500,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash and cash equivalents on hand and cash from operations.

In August 1998, the Company entered into a $170,000,000 credit agreement with various banks. The Company has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at the Company's option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR, Inc. ("CCPR") and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on the Company's borrowings as of March 31, 1999 was 7.62%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

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

                      CCPR Services, Inc. and Subsidiaries


indebtedness and (vi) liens. The bank loan requires that CCPR and subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

In January 1997, the Company issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are unconditionally guaranteed by CCPR, which guarantee is full, joint and several. The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually on February 1 and August 1. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain conenants with respect to the Company, CCPR and certain subsidiaries that limit their ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

The Company is highly leveraged. Such leverage could limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes, increases its vulnerability to adverse changes in general economic conditions or increases in interest rates, and requires that a substantial portion of cash flow from operations be dedicated to debt service requirements. The leveraged nature of the Company and the Company's continued compliance with the restrictions in its debt agreements could limit its ability to respond to market conditions, meet extraordinary capital needs or restrict other business activities such as acquisitions.

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness. Accordingly, the Company may be required to consider a number of measures, including (i) refinancing all or a portion of such indebtedness, (ii) seeking modifications of the terms of such indebtedness, (iii) seeking additional debt financing, which would be subject to obtaining necessary lender consents, (iv) seeking additional equity financing or
(v) a combination of the foregoing. The particular measures the Company may undertake and the ability of the Company to accomplish those measures will depend on the financial condition of the Company and its subsidiaries at the time, as well as a number of factors beyond the control of the Company. No assurance can be given that any of the foregoing measures can be accomplished, or can be accomplished on terms which are favorable to the Company.

Cash provided by operating activities was $5,435,000 and $7,471,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease is primarily due to changes in operating assets and liabilities. Purchases of property, plant and equipment of $10,546,000 in 1999 were primarily for additional cell sites and increased capacity in the Puerto Rico cellular network.

Write-offs of accounts receivable, net of recoveries as a percentage of service revenue was 2.76% for the three months ended March 31, 1999 compared to 3.86% for the year ended December 31, 1998. This percentage decreased because the Company and its subsidiaries have increased prepaid subscribers.

                      CCPR Services, Inc. and Subsidiaries


YEAR 2000

The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and
(4) implementation and testing. The Company has incurred approximately $1,500,000 related to its Year 2000 project and estimates that it will incur costs of $1,100,000 to complete the renovation, validation and implementation phases and achieve year 2000 readiness.

The Company's assessment is focused on its information technology ("IT") systems, in particular its cellular network and its billing, provisioning and customer service system. The Company is also evaluating the readiness of third-parties such as utility companies that the Company depends upon for the operation of its network. The Company's leased office space and other non-IT equipment which may have embedded technology that may be affected by the year 2000 problem is being separately assessed. The Company has completed the assessment of its IT systems and expects to complete the remediation and testing of its IT systems year 2000 readiness by June 1999. The evaluation of the readiness of the major third-parties is expected to be completed by June 1999. The Company is also reviewing its detailed contingency plans for potential modifications to address year 2000 issues. This review is expected to be completed by June 1999.

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

                      CCPR Services, Inc. and Subsidiaries


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                      CCPR Services, Inc. and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27. Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CCPR SERVICES, INC.


Date:  May 12, 1999                  By: /s/ Stanton N. Williams
                                        ----------------------------------
                                        Stanton N. Williams
                                        Vice President and Chief
                                        Financial Officer


Date:  May 12, 1999                  By: /s/ Gregg Gorelick
                                        ----------------------------------
                                        Gregg Gorelick
                                        Vice President-Controller
                                        (Principal Accounting Officer)