Form 10-Q
period 1999-06-30
CCPR SERVICES INC
filed 1999-08-13
CIK 1038374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                 333-26055
                                    ---------

                               CCPR SERVICES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  13-3120943
              ---------                                  ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


110 East 59th Street, New York, New York                   10022
----------------------------------------                   -----
(Address of principal executive offices)                 (Zip Code)

                                 (212) 355-3466
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

The number of shares outstanding of the issuer's common stock as of June 30, 1999 was 1,400.

                      CCPR Services, Inc. and Subsidiaries

                                      Index

PART I.  FINANCIAL INFORMATION                                              Page
-------  ---------------------                                              ----
Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets-
           June 30, 1999 and December 31, 1998 ............................   2

           Condensed Consolidated Statements of Income-
           Three and six months ended June 30, 1999 and 1998 ..............   3

           Condensed Consolidated Statement of Shareholder's
           (Deficiency) - Six months ended June 30, 1999 ..................   4

           Condensed Consolidated Statements of Cash Flows-
           Six months ended June 30, 1999 and 1998 ........................   5

           Notes to Condensed Consolidated Financial Statements ...........   6

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition .............................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risks ......  14

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................  15

SIGNATURES ................................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CCPR Services, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                     JUNE 30,       DECEMBER 31,
                                                                       1999             1998
                                                                  ------------------------------
ASSETS                                                              (Unaudited)      (See Note)
Current assets:
   Cash and cash equivalents                                      $  32,318,000    $  32,146,000
   Accounts receivable -- trade, less allowance for doubtful
    accounts of $801,000 (1999) and $1,506,000 (1998)                16,772,000       17,620,000
   Due from affiliates                                                4,933,000        4,283,000
   Equipment inventory                                                5,929,000        7,159,000
   Prepaid expenses and other current assets                          5,591,000        5,295,000
                                                                  ------------------------------
Total current assets                                                 65,543,000       66,503,000

Property, plant and equipment, net                                  122,169,000      118,280,000
Unamortized license acquisition costs                                89,096,000       90,394,000
Deferred financing costs, less accumulated amortization
   of $2,017,000 (1999) and $1,446,000 (1998)                         8,150,000        8,721,000
Other assets, less accumulated amortization of
   $771,000 (1999) and $709,000 (1998)                                  864,000          944,000
                                                                  ------------------------------
                                                                  $ 285,822,000    $ 284,842,000
                                                                  ==============================
LIABILITIES AND SHAREHOLDER'S (DEFICIENCY)
Current liabilities:
   Accounts payable                                               $   7,926,000    $  14,640,000
   Accrued expenses                                                  19,693,000       20,958,000
   Due to affiliates                                                 20,639,000       18,385,000
   Deferred revenue                                                   5,882,000        5,337,000
                                                                  ------------------------------
Total current liabilities                                            54,140,000       59,320,000

Long-term debt                                                      355,000,000      355,000,000
Obligation under capital lease                                        8,996,000        9,157,000
Commitments and contingent liabilities
Minority interest                                                     5,112,000        4,693,000

Shareholder's (deficiency):
   Common stock -- $1 par value; authorized 1,500 shares;
      issued and outstanding 1,400 shares                                 1,000            1,000
   Additional paid-in capital                                                --               --
   (Deficit)                                                       (137,427,000)    (143,329,000)
                                                                  ------------------------------
                                                                   (137,426,000)    (143,328,000)
                                                                  ------------------------------
                                                                  $ 285,822,000    $ 284,842,000
                                                                  ==============================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                      CCPR Services, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                              JUNE 30                         JUNE 30
                                   ----------------------------    ----------------------------
                                       1999            1998            1999            1998
                                   ----------------------------    ----------------------------
REVENUES:
Service revenue                    $ 37,088,000    $ 32,097,000    $ 72,657,000    $ 61,720,000
Equipment revenue                     5,551,000       4,759,000      12,183,000       8,965,000
                                   ----------------------------    ----------------------------
                                     42,639,000      36,856,000      84,840,000      70,685,000

COSTS AND EXPENSES:
Cost of equipment sold                5,217,000       4,082,000      11,107,000       7,854,000
Operating expenses                    3,259,000       3,522,000       6,392,000       6,980,000
Selling, general and
  administrative expenses            15,075,000      14,782,000      29,668,000      28,926,000
Depreciation of rental equipment        181,000         102,000         358,000         185,000
Depreciation expense                  6,853,000       5,951,000      13,537,000      11,479,000
Amortization expense                    945,000         695,000       1,890,000       1,464,000
                                   ----------------------------    ----------------------------
                                     31,530,000      29,134,000      62,952,000      56,888,000
                                   ----------------------------    ----------------------------
Operating  income                    11,109,000       7,722,000      21,888,000      13,797,000

OTHER INCOME (EXPENSE):
Intercompany interest income              3,000          82,000           5,000         195,000
Interest income and other, net          512,000          10,000         576,000          40,000
Interest expense                     (7,930,000)     (5,394,000)    (16,124,000)    (10,758,000)
                                   ----------------------------    ----------------------------
Income before income taxes and
   minority interest                  3,694,000       2,420,000       6,345,000       3,274,000
Income tax (provision) benefit            4,000          67,000         (24,000)             --
                                   ----------------------------    ----------------------------
Income before minority interest       3,698,000       2,487,000       6,321,000       3,274,000
Minority interest                      (306,000)       (586,000)       (419,000)       (925,000)
                                   ----------------------------    ----------------------------
Net income                         $  3,392,000    $  1,901,000    $  5,902,000    $  2,349,000
                                   ============================    ============================


See accompanying notes.

                      CCPR Services, Inc. and Subsidiaries

         Condensed Consolidated Statement of Shareholder's (Deficiency)
                                   (Unaudited)


                                  COMMON STOCK    ADDITIONAL
                                ---------------     PAID-IN
                                SHARES   AMOUNT     CAPITAL       (DEFICIT)          TOTAL
                                --------------------------------------------------------------
Balance, December 31, 1998       1,400   $1,000      $ --      $(143,329,000)   $(143,328,000)

Net income for the six months
  ended June 30, 1999                                              5,902,000        5,902,000
                                --------------------------------------------------------------
Balance, June 30, 1999           1,400   $1,000      $ --      $(137,427,000)   $(137,426,000)
                                ==============================================================


See accompanying notes.

                      CCPR Services, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30
                                                                ----------------------------
                                                                    1999            1998
                                                                ----------------------------
Net cash provided by operating activities                       $ 20,652,000    $ 21,648,000
                                                                ----------------------------

INVESTING ACTIVITIES
Purchase of cellular license interest                                     --      (8,686,000)
Proceeds from maturities of marketable securities                         --         235,000
Purchase of property, plant and equipment                        (20,334,000)    (12,593,000)
                                                                ----------------------------
Net cash (used in) investing activities                          (20,334,000)    (21,044,000)
                                                                ----------------------------

FINANCING ACTIVITIES
Due to CCPR, Inc.                                                         --       8,686,000
Principal payments of capital lease obligation                      (146,000)       (133,000)
                                                                ----------------------------
Net cash (used in) provided by financing activities                 (146,000)      8,553,000
                                                                ----------------------------

Increase in cash and cash equivalents                                172,000       9,157,000
Cash and cash equivalents at beginning of period                  32,146,000       9,181,000
                                                                ----------------------------
Cash and cash equivalents at end of period                      $ 32,318,000    $ 18,338,000
                                                                ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
  of amounts capitalized                                        $ 16,127,000    $ 10,404,000
Income taxes paid                                                     57,000          56,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liabilities incurred to acquire property, plant and equipment   $  2,285,000    $  1,643,000
Long-term debt issued to acquire cellular license interest                --       8,900,000


See accompanying notes.

                      CCPR Services, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 133, "Accounting for Derivate Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

NOTE B - MERGER AGREEMENT

On May 3, 1999, Cellular Communications of Puerto Rico, Inc. announced that it had entered into an agreement with SBC Communications Inc. ("SBC") under which it would be acquired in a transaction valued at $29.50 per outstanding share. In addition, based on information provided by SBC, Telefonos de Mexico S.A. de C.V. will purchase an interest in the SBC subsidiary that will acquire Cellular Communications of Puerto Rico, Inc. Cellular Communications of Puerto Rico, Inc. expects to complete the merger in the third quarter of 1999 pending regulatory approvals. The Company is a wholly-owned subsidiary of CCPR, Inc., which is a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc.

NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                   JUNE 30,     DECEMBER 31,
                                                     1999           1998
                                                 ---------------------------
                                                  (Unaudited)
   Deferred cellular license costs               $  3,252,000   $  3,252,000
   Excess of purchase price paid over the fair
      market value of tangible assets acquired     97,311,000     97,311,000
                                                 ---------------------------
                                                  100,563,000    100,563,000
   Accumulated amortization                        11,467,000     10,169,000
                                                 ---------------------------
                                                 $ 89,096,000   $ 90,394,000
                                                 ===========================

                      CCPR Services, Inc. and Subsidiaries

NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS (CONTINUED)

In January 1998, the San Juan Cellular Telephone Company ("SJCTC") purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system. In August 1998, the Company purchased an additional 23.5% interest in the SJCTC. The pro forma unaudited consolidated results of operations for the six months ended June 30, 1998 assuming consummation of the SJCTC and RSA-4 acquisitions as of January 1, 1998 are as follows:

                            Total revenues   $70,685,000
                            Net income         2,648,000

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                JUNE 30,     DECEMBER 31,
                                                  1999           1998
                                              ---------------------------
                                               (Unaudited)
       Land                                   $  1,928,000   $  1,928,000
       Office building                           9,922,000      9,922,000
       Operating equipment                     143,620,000    132,961,000
       Office furniture and other equipment     38,579,000     32,430,000
       Rental equipment                          1,857,000      1,551,000
       Construction in progress                  8,419,000      8,060,000
                                              ---------------------------
                                               204,325,000    186,852,000
       Accumulated depreciation                 82,156,000     68,572,000
                                              ---------------------------
                                              $122,169,000   $118,280,000
                                              ===========================

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of:

                                                     JUNE 30,    DECEMBER 31,
                                                       1999         1998
                                                   -------------------------
                                                   (Unaudited)
    Accrued franchise, property and income taxes   $ 3,172,000   $ 3,353,000
    Accrued equipment purchases                      1,106,000     2,340,000
    Interest payable                                 8,364,000     8,367,000
    Other                                            7,051,000     6,898,000
                                                   -------------------------
                                                   $19,693,000   $20,958,000
                                                   =========================

                      CCPR Services, Inc. and Subsidiaries

NOTE F - LONG-TERM DEBT

Long-term debt consists of:

                                          JUNE 30,     DECEMBER 31,
                                            1999           1998
                                        ---------------------------
                                         (Unaudited)
            Senior Subordinated Notes   $200,000,000   $200,000,000
            Bank Loan                    155,000,000    155,000,000
                                        ---------------------------
                                        $355,000,000   $355,000,000
                                        ===========================

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 1999, the Company was committed to purchase cellular network and other equipment and construction services of approximately $7,700,000. In addition, as of June 30, 1999, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $2,000,000.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use its service mark which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1999 were $302,000, which were determined by the size of the Company's markets.

                      CCPR Services, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION.

On May 3, 1999, Cellular Communications of Puerto Rico, Inc. announced that it had entered into an agreement with SBC Communications Inc. ("SBC") under which it would be acquired in a transaction valued at $29.50 per outstanding share. In addition, based on information provided by SBC, Telefonos de Mexico S.A. de C.V. will purchase an interest in the SBC subsidiary that will acquire Cellular Communications of Puerto Rico, Inc. Cellular Communications of Puerto Rico, Inc. expects to complete the merger in the third quarter of 1999, pending regulatory approvals. The Company is a wholly-owned subsidiary of CCPR, Inc. ("CCPR"), which is a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc.

                              RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

Service revenue increased to $37,088,000 from $32,097,000 as a result of subscriber growth. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in a decrease in average monthly revenue per cellular subscriber. The Company expects these trends to continue for the foreseeable future.

The income from equipment, before depreciation of rental equipment, decreased to $334,000 from $677,000 primarily due to lower selling prices on digital cellular telephones sold to prepaid subscribers. The Company intends to continue to sell telephones at or above cost to prepaid subscribers.

Operating expenses decreased to $3,259,000 from $3,522,000 primarily due to a reduction in interconnection expense, offset by additional costs associated with the expanded network. Operating expenses as a percentage of service revenue decreased to 9% in 1999 from 11% in 1998.

Selling, general and administrative expenses increased to $15,075,000 from $14,782,000 primarily as a result of an increase in selling and marketing costs, which was partially offset by a decrease in bad debt expense.

Depreciation of rental equipment increased to $181,000 from $102,000 due to an increase in the number of rental telephones.

Depreciation expense increased to $6,853,000 from $5,951,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $945,000 from $695,000 primarily due to an increase in deferred financing cost.

Interest income and other, net, increased to $512,000 from $10,000 primarily due to gains on disposals of property, plant and equipment.

                      CCPR Services, Inc. and Subsidiaries

Interest expense increased to $7,930,000 from $5,394,000 as a result of the new bank loan commencing August 1998.

Six Months Ended June 30, 1999 and 1998

Service revenue increased to $72,657,000 from $61,720,000 as a result of subscriber growth. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in a decrease in average monthly revenue per cellular subscriber. The Company expects these trends to continue for the foreseeable future.

The income from equipment, before depreciation of rental equipment, decreased to $1,076,000 from $1,111,000 primarily due to lower selling prices on digital cellular telephones sold to prepaid subscribers. The Company intends to continue to sell telephones at or above cost to prepaid subscribers.

Operating expenses decreased to $6,392,000 from $6,980,000 primarily due to a reduction in interconnection expense, offset by additional costs associated with the expanded network. Operating expenses as a percentage of service revenue decreased to 9% in 1999 from 11% in 1998.

Selling, general and administrative expenses increased to $29,668,000 from $28,926,000 primarily as a result of an increase in selling and marketing costs, which was partially offset by a decrease in bad debt expense.

Depreciation of rental equipment increased to $358,000 from $185,000 due to an increase in the number of rental telephones.

Depreciation expense increased to $13,537,000 from $11,479,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $1,890,000 from $1,464,000 primarily due to an increase in deferred financing cost.

Interest income and other, net, increased to $576,000 from $40,000 primarily due to gains on disposals of property, plant and equipment.

Interest expense increased to $16,124,000 from $10,758,000 as a result of the new bank loan commencing August 1998.

                      CCPR Services, Inc. and Subsidiaries

                         LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its Puerto Rico cellular system and for debt service. The Company is currently adding cell sites and increasing capacity throughout Puerto Rico. The Company expects to use approximately $17,800,000 in the second half of 1999 for contemplated additions to the Puerto Rico cellular network and for other non-cell site related capital expenditures. The Company's commitments at June 30, 1999 of $7,700,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash on hand and cash from operations.

In August 1998, the Company entered into a $170,000,000 credit agreement with various banks. The Company has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at the Company's option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on the Company's borrowings as of June 30, 1999 was 6.8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

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

In January 1997, the Company issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are unconditionally guaranteed by CCPR, which guarantee is full, joint and several. The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually on February 1 and August 1. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain convenants with respect to the Company, CCPR and certain subsidiaries that limit their ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

                      CCPR Services, Inc. and Subsidiaries

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

Cash provided by operating activities was $20,652,000 and $21,648,000 for the six months ended June 30, 1999 and 1998, respectively. The change is primarily due to changes in operating assets and liabilities. Purchases of property, plant and equipment of $20,334,000 in 1999 were primarily for additional cell sites and increased capacity in the Puerto Rico cellular network.

Write-offs net of recoveries as a percentage of service revenue was 1.94% for the six months ended June 30, 1999 compared to 3.86% for the year ended December 31, 1998. This percentage decreased because the Company and its subsidiaries have increased prepaid subscribers.

YEAR 2000

The Company conducted a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project included four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and
(4) implementation and testing. The Company's assessment was focused on its information technology ("IT") systems, in particular its cellular network and its billing, provisioning and customer service systems. The Company also evaluated the readiness of third-parties such as utility companies that the Company depends upon for the operation of its network. The Company's leased office space and other non-IT equipment which may have embedded technology that may be affected by the Year 2000 problem is being separately assessed.

                      CCPR Services, Inc. and Subsidiaries

The Company completed the assessment, remediation, and testing of its critical IT systems. In addition, the evaluation of the readiness of the major third-parties is complete. The Company completed contingency plans for all critical business processes. Throughout the remainder of the year the Company will review and update its plans to ensure their applicability. In addition, the Company will ensure that all personnel involved in the contingency plans are properly trained and prepared. The Company incurred approximately $2,300,000 related to its Year 2000 project and estimates that it will incur nominal additional costs.

The Company currently believes that the most reasonably likely worst case scenario with respect to the Year 2000 is the failure of the electric company or the local exchange telephone company to be ready for the Year 2000. This could cause a temporary interruption in the provision of service to customers or in the Company's ability to complete telephone calls, or both. Either or both could have a material adverse effect on operations, although it is not possible at this time to quantify the amount of revenues and gross profit that might be lost, or the cost that could be incurred. The contingency plans to address some of the risks involve utilizing back-up power supplies and alternative interconnections, which would require time to implement and may be constrained due to capacity and/or training limitations. The Company has had experience in implementing its disaster recovery plans due to Hurricane Georges, which struck Puerto Rico and the U.S. Virgin Islands in September 1998 and cause the electric company and local exchange company to experience service interruptions.

Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even though the Company completed all of its assessments, identified and tested remediation plans believed to be adequate, and developed contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

                      CCPR Services, Inc. and Subsidiaries

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

                      CCPR Services, Inc. and Subsidiaries

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27. Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                      CCPR Services, Inc. and Subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CCPR SERVICES, INC.



Date: August 11, 1999         By: /s/ Stanton N. Williams
                                      ------------------------------------------
                                      Stanton N. Williams
                                      Vice President and Chief Financial Officer



Date: August  11, 1999        By: /s/ Gregg Gorelick
                                      ------------------------------------------
                                      Gregg Gorelick
                                      Vice President-Controller
                                      (Principal Accounting Officer)